Form 10-K
period 1994-01-29
ANNTAYLOR INC
filed 1994-04-19
CIK 850090

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

             (Mark One)

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

             For the fiscal year ended        January 29, 1994
                                       ------------------------------


                                          OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

             Commission File No.         33-28522
                                 ---------------------------------

                                       ANNTAYLOR, INC.
                                 ---------------------
                (Exact name of registrant as specified in its charter)

                     DELAWARE                         51-0297083
                 ----------------                     ----------
  (State or other jurisdication of           (I.R.S. Employer Identification
   incorporation or organization)                      Number)

       142 WEST 57TH STREET, NEW YORK, NY                   10019
       ----------------------------------              ----------------
      (Address of principal executive offices)            (Zip Code)

  (Registrant's telephone number, including area code)  (212) 541-3300
                                                        --------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
      8-3/4% SUBORDINATED           THE NEW YORK STOCK EXCHANGE
        NOTES DUE 2000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                        NONE.

                  Indicate by check mark whether registrant (1) has filed
             all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
                 X       No         .
             --------       --------

                  As of March 15, 1994, 1 share of Common Stock was
                                     outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                        NONE.


                  The  registrant  meets  the  conditions  set  forth  in
             General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                        PART I





        ITEM 1.   Business

        General

           AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. As of January 29, 1994, the Company operated 231 stores in 38 states and the District of Columbia.

           The first Ann Taylor store was opened in New Haven, Connecticut in 1954. Over the years, the number of stores gradually expanded and by 1981 there were 36 stores. Allied Stores Corporation ("Allied Stores") acquired the then parent of Ann Taylor in 1981 and began a rapid expansion program for the Ann Taylor stores, which continued after Allied Stores was acquired by the Campeau Corporation in 1986. Ann Taylor grew significantly after 1981, with the number of stores increasing to 119 by the end of 1988, at which time Ann Taylor was acquired by AnnTaylor Stores Corporation ("ATSC") (the "Acquisition"). Since the Acquisition, the number of stores has increased to 231.

           As a result of the Acquisition,  the Company became a wholly owned
        subsidiary of ATSC.   All  of the  outstanding capital  stock of  the
        Company, consisting of one share of common stock, is owned by ATSC.

           The Company's merchandising strategy focuses on achieving the "Ann Taylor look", which emphasizes classic styles, updated to reflect current fashion trends. The Company considers the Ann Taylor name a fashion brand, defining a distinctive collection of career and casual separates, weekend wear, dresses, tops, accessories and shoes, coordinated as part of a total wardrobing strategy.

           The Company's total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates assist customers in merchandise selection and wardrobe coordination, helping them achieve the Ann Taylor look while reflecting the customers' personal styles. The Company believes that its customer base consists primarily of relatively affluent, fashion-conscious women from the ages of 20 to 50, and that the majority of its customers are working women with limited time to shop who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

           As of January 29, 1994, 111 stores were in regional malls, 54 stores were in upscale specialty centers, 34 stores were in village locations, 23 stores were in downtown locations and 9 stores were factory stores located in factory outlet centers.

           Since becoming Chairman and Chief Executive Officer in February 1992, Sally Frame Kasaks has redirected the Company's merchandising and marketing efforts to enhance the position of Ann Taylor as a fashion brand. The Company's strategy has been broadened to include not only the opening of new stores in new and existing markets, but also the expansion of existing stores and the introduction of product line extensions and additional channels of distribution. The principal elements of the Company's strategy include:

           -  Emphasis on  product design  and development  to reinforce  the exclusivity of Ann Taylor merchandise, by expanding the Company's fabric and merchandise design team.
           - Renewed focus on consistent quality and fit, by strengthening the production management team responsible for technical design and factory and merchandise quality assurance.
           - Development of the Company's global and direct sourcing capabilities, to reduce costs and shorten lead times. The Company increased its merchandise purchases through its direct sourcing joint venture, which acts as an agent exclusively for Ann Taylor, placing orders directly with manufacturers, from 7.3% of merchandise purchased in fiscal 1992 to 23.5% in fiscal 1993.
           - Development of a merchandise pricing structure that emphasizes consistent everyday value rather than promotions, adding to the credibility of the Ann Taylor brand.
           - Introduction of product line extensions building on the strength of the Ann Taylor brand name. In fall 1992, the Company increased its presence in casual wear by introducing its own line of denim know as ATdenim, that is now sold in all Ann Taylor stores. In fall 1993, Ann Taylor petites were tested in the career separates and dress categories in 25 stores. By fall 1994, a broader range of Ann Taylor petites will be carried in approximately 100 Ann Taylor stores. In fiscal 1994, the Company also plans to test an Ann Taylor signature fragrance and related products.

           - Introduction of two larger store prototypes. Most new and expanded stores will be approximately 5,500 square feet, and, in certain premier markets, new and expanded stores will be approximately 10,000 to 12,000 square feet. These new store prototypes are designed to reinforce the Ann Taylor total wardrobing concept, allow the proper presentation of Ann Taylor product extensions, and improve customer service and ease of shopping.

           - Introduction of additional channels of distribution. In fiscal 1993, the Company introduced Ann Taylor Factory Stores which sell Ann Taylor merchandise designed or produced specifically for the factory stores, in addition to serving as a clearance vehicle for merchandise from Ann Taylor stores. In fiscal 1994, the Company intends to test free standing Ann Taylor shoe stores as an additional channel of distribution for Ann Taylor brand footwear. The Company also views its fashion catalog, which presently is used principally as an advertising vehicle, as a potential future channel of distribution.

           - Increased investment in more sophisticated point-of-sale and inventory management systems, including the integration of the Company's merchandise planning, store assortment planning, and merchandise allocation and replenishment systems. These enhancements are designed to enable the Company to manage its business more effectively and cost efficiently by improving customer service and providing the ability to better manage inventory levels.

           - Construction of a 250,000 square foot national distribution center in Louisville, Kentucky, to replace, in early 1995, the Company's existing 90,000 square foot distribution facilities in Connecticut.



        ITEM 2.   Properties

           As of January 29, 1994, the Company had 231 stores, all of which were leased. The leases typically provide for an initial five- to ten-year term and grant the Company the right to extend the term for one or two additional five-year periods. In most cases, the Company pays a minimum rent plus a contingent rent based on the store's net sales in excess of a specified threshold. The contingent rental payment is typically 5% of net sales in excess of the applicable threshold. Substantially all of the leases require the Company to pay insurance, utilities and repair and maintenance expenses and contain tax escalation clauses.

           The Company also leases corporate offices at 142 West 57th Street, New York and office space and its distribution center in New Haven. The lease for the distribution facility expires on March 31, 1995, with an option to extend this lease for an additional three months. In early 1994, the Company announced that it will be purchasing property in Louisville, Kentucky on which it will construct a 250,000 square foot facility that will replace the Company's existing distribution center facilities in Connecticut in early 1995.


        ITEM 3.   Legal Proceedings

           Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

                                       PART II

        ITEM 5.   MARKET   FOR  REGISTRANT'S   COMMON   EQUITY  AND   RELATED
        STOCKHOLDER MATTERS

           There is no public market for the common stock of the Company. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by ATSC.

           The payment of dividends by the Company to ATSC is subject to certain restrictions under the Company's bank credit agreement (the "Bank Credit Agreement"), and the indenture relating to the $110,000,000 principal amount AnnTaylor, Inc. 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes").


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FISCAL 1993 COMPARED TO FISCAL 1992

           The Company's net sales increased to $501,649,000 in 1993 from $468,381,000 in 1992, an increase of $33,268,000, or 7.1%. The increase in net sales was attributable to the inclusion of a full year of operating results for the 20 stores opened during 1992, the opening of 13 new stores and expansion of 12 stores in 1993 and the increase in comparable store sales. The 2.3% increase in total comparable store sales was due primarily to customer acceptance of the Company's merchandise offerings in 1993. The increase was partially offset by the closing of one store in 1993. Net sales included $29,922,000 and $25,638,000 from Ann Taylor brand shoes in 1993 and 1992, respectively.

           Gross profit as a percentage of net sales increased to 45.8% in 1993 from 43.6% in 1992. This increase was attributable to reduced cost of goods sold resulting from lower markdowns associated with reduced promotional activities, higher initial markups and the elimination of the leased shoe department which had a substantially lower gross margin.

           Selling, general and administrative expenses as a percentage of net sales increased to 33.8% in 1993 from 32.5% in 1992. The increase was primarily attributable to additional store tenancy and selling expenses, severance costs, agency fees and relocation expenses, and the Company's continuing investment in such areas as design and manufacturing, marketing and information systems.

           Operating income increased to $49,021,000, or 9.8% of net sales, in 1993, from $42,504,000, or 9.1% of net sales, in 1992. As described below, 1993 operating income was reduced by a $2,000,000, or 0.4% of net sales, charge to earnings relating to the Company's announced relocation of its distribution center facility from New Haven, Connecticut to Louisville, Kentucky. Amortization of goodwill from the Acquisition was $9,508,000 in 1993 and $9,504,000 in 1992.
        Operating income without giving effect to such amortization was $58,529,000, or 11.6% of net sales, in 1993, and $52,008,000, or
        11.1% of net sales, in 1992.

           In early 1994, the Company announced that it will be relocating its distribution center from New Haven, Connecticut to Louisville, Kentucky in early 1995. The Company will construct a 250,000 square foot distribution center at a cost of approximately $14,000,000. The relocation of the distribution center will affect approximately 105 employees. The Company recorded a $2,000,000 pre-tax restructuring charge ($1,140,000 net of income tax benefit) representing approximately $1,100,000 principally for severance and job training benefits, and approximately $900,000 for the write-off of the net book value of certain assets that are not expected to be utilized in the new facility. The Company selected Louisville, Kentucky as the site for its new distribution center facility because of Louisville's central location relative to the Company's stores, which is expected to result in reduced merchandise delivery times, the lower cost of construction in Louisville as compared to the Northeast, and economic incentives offered by the state of Kentucky.

           Interest expense was $17,696,000, including $4,199,000 of non-cash interest expense in 1993 and $21,273,000, including $8,581,000 of non-cash interest expense in 1992. The decrease is mostly attributable to lower interest rates resulting principally from refinancing transactions entered into in 1993. As a result of these refinancing transactions, the weighted average interest rate on the Company's outstanding indebtedness at January 29, 1994 was 6.22% compared to 9.50% at January 30, 1993. After taking into account the Company's interest rate swap agreement, all of the Company's debt obligations bear interest at variable rates. Therefore, the Company's interest expense for fiscal 1993 is not necessarily indicative of interest expense for future periods.

           The income tax provision was $17,189,000, or 54.5% of income before income taxes and extraordinary loss in the 1993 period compared to $11,150,000, or 65.3% of income before income taxes in 1992. The effective tax rates for both periods were higher than the statutory rates, primarily because of non-deductible goodwill. During fiscal 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 did not have a material effect on the results of operations.

           As a result of the foregoing factors, the Company had net income of $3,209,000, or 0.6% of net sales, for 1993 compared to a net income of $5,917,000, or 1.3% of net sales for 1992.

           During 1993, the Company entered into a series of refinancing transactions that lowered the Company's average cost of capital. The following table summarizes these transactions:

                                    Balance at                                Balance at
                                    January 30,                              January 29,
                                        1993   Additions     Reductions          1994
                                     --------- ---------     ----------      -----------

                                                 (in thousands)
           Previous term loan . . .  $  96,969        ---    $ (96,969)            ---
           14-3/8% discount notes .     44,069        ---      (44,069)            ---
           13-3/4% subordinated notes   34,295        ---      (34,295)            ---
           Due to ATSC  . . . . . .     14,641        ---      (14,641)            ---
           8-3/4% notes . . . . . .        ---  $ 110,000      (10,000)      $ 100,000
           Term loan  . . . . . . .        ---     80,000      (26,000)         54,000
           Receivables facility . .        ---     33,000          ---          33,000
           Revolving credit loan  .     5,500     ---           (3,500)          2,000
                                        -----     -------    ----------       --------
                Total . . . . . . .  $ 195,474  $ 223,000    $(229,474)      $ 189,000
                                      ========    =======     ========         =======













































           The refinancing transactions referred to above resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit), attributable to premiums paid to purchase or discharge Ann
        Taylor's notes, and to the write-off of deferred financing costs associated with the early retirement of indebtedness.

           On March 31, 1994, ATSC filed a registration statement relating to the proposed sale in a public offering by ATSC of 1,000,000 shares of Common Stock and by certain affiliates of Merrill Lynch Capital
        Partners, Inc. of 4,000,000 shares of Common Stock. If the proposed offering is consummated, ATSC will contribute the net proceeds of its sale of 1,000,000 shares to the Company to pay down amounts outstanding under the term loan under the Bank Credit Agreement.



        ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

           The following consolidated financial statements of the Company for the years ended January 29, 1994, January 30, 1993 and February 1,
        1992 are included as a part of this Report (See Item 14):

           Consolidated Statements of  Operations for the fiscal  years ended
             January 29, 1994, January 30, 1993 and February 1, 1992.

           Consolidated Balance Sheets as of January 29, 1994 and January 30,
             1993.

           Consolidated  Statements of Cash Flows for  the fiscal years ended
             January 29, 1994, January 30, 1993 and February 1, 1992.

           Notes to Consolidated Financial Statements.


        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCOLUSRES

           None.
















      \

                                       PART IV




        ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES,  AND REPORTS ON
        FORM 8-K

        (a)  List of documents filed as part of this Annual Report:

           The following consolidated financial statements of the Company and the independent auditors' report are included on pages 15 through 31 and are filed as part of this Annual Report:

              Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992;
              Consolidated Balance Sheets as of January 29, 1994 and  January
              30, 1993; Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January 30, 1993 and February 1,
              1992; Notes to  Consolidated Financial Statements;  Independent
              Auditors' Report.


        (b)  Reports on Form 8-K

           None.


        (c)  Exhibits

           The exhibits listed in the following exhibit index are filed as a part of this Annual Report.























        EXHIBIT
        NUMBER
        ------

          3.1    Certificate  of Incorporation  of  the Company,  as amended.
                 Incorporated   by  Reference  to  Exhibit  No.  3.3  to  the
                 Registration Statement of  ATSC and Ann Taylor  filed on May
                 3, 1989 (Registration No. 33-28522).

          3.2    By-Laws  of the  Company.    Incorporated  by  Reference  to
                 Exhibit No.  3.4 to the  Registration Statement of  ATSC and
                 Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

          4.1    Indenture, dated as of June 15, 1993, between Ann Taylor and
                 Fleet   Bank,  N.A.,  as  Trustee,  including  the  form  of
                 Subordinated  Note due 2000.   Incorporated by  Reference to
                 Exhibit 4.1 to the Current Report on Form 8-K of  Ann Taylor
                 filed on July 7, 1993.

          4.2 Irrevocable Trust Agreement dated as of July 29, 1993, between Ann Taylor and State Street Bank and Trust Company, as trustee under Indenture dated as of July 15, 1989, with respect to the Discount Notes. Incorporated by Reference to
                 Exhibit 4.2  to the Quarterly  Report of Ann Taylor  on Form
                 10-Q for the Quarter Ended  July 31, 1993 filed on September
                 2, 1993.

          4.3    Irrevocable  Trust Agreement  dated  as  of  July  29,  1993 between Ann  Taylor and United  States Trust Company  of New
                 York, as trustee  under Indenture dated as of  July 15, 1989
                 with respect  to the Notes.   Incorporated  by Reference  to
                 Exhibit 4.3 to the Quarter Report on Form 10-Q of Ann Taylor
                 for the  Quarter Ended July  31, 1993 filed on  September 2,
                 1993.

          10.1   Form of Indenture entered into between Ann Taylor and United
                 States Trust  Company of New York, as Trustee, including the
                 form  of  Subordinated  Note  due  1999.    Incorporated  by
                 Reference  to Exhibit  No. 4.1  to  Amendment No.  1 to  the
                 Registration Statement of  the Company and Ann  Taylor filed on June 21, 1989 (Registration No. 33-28522).

          10.2   Form of Indenture entered into  between Ann Taylor and State
                 Street Bank and  Trust Company of Connecticut,  as successor trustee  to The Connecticut Bank and Trust Company, National
                 Association,  as  Trustee,  including  the  form  of  Senior
                 Subordinated  Discount  Note  due  1999.    Incorporated  by
                 Reference  to Exhibit  No. 4.2  to  Amendment No.  1 to  the
                 Registration Statement of ATSC and Ann Taylor filed  on June
                 21, 1989 (Registration No. 33-28522).






        EXHIBIT
        NUMBER
        ------

          10.3   Credit Agreement,  dated as  of June 28,  1993, between  Ann
                 Taylor,  Bank   of  America   National  Trust   and  Savings
                 Association ("Bank  of  America"),  Bank  of  Montreal,  the
                 financial institutions party  thereto, and Bank of  America, as Agent.  Incorporated by  Reference to Exhibit 10.1 to the
                 Current Report on  Form 8-K of Ann  Taylor filed on July  7,
                 1993.

          10.3.1 Amendment No. 1 to Credit  Agreement, dated as of August 10,
                 1993, between Ann Taylor, Bank of America National Trust and
                 Savings Association ("Bank  of America"), Bank of  Montreal,
                 the  financial  institutions  party  thereto,  and  Bank  of
                 America, as  Agent.   Incorporated by  Reference to  Exhibit
                 10.9  to the Quarterly Report on Form 10-Q of Ann Taylor for
                 the  Quarter ended  October 30,  1993 filed on  November 26,
                 1993.

          10.3.2 Amendment No. 2  to Credit Agreement dated as  of October 6,
                 1993, between Ann Taylor, Bank of America National Trust and
                 Savings  Association ("Bank of  America"), Bank of Montreal,
                 the  financial  institutions  party  thereto,  and  Bank  of
                 America, as  Agent.   Incorporated by  Reference to  Exhibit
                 10.10 to the Quarterly Report on Form 10-Q of Ann Taylor for
                 the  Quarter ended  October 30,  1993 filed on  November 26,
                 1993.

          10.3.3 Amendment No. 3 to Credit Agreement dated as of December 23,
                 1993, between Ann Taylor, Bank of America National Trust and
                 Savings Association  ("Bank of America"),  Bank of Montreal,
                 the  financial  institutions  party  thereto,  and  Bank  of
                 America, as  Agent.   Incorporated by  Reference to  Exhibit
                 10.6.3 to the Annual  Report on Form 10-K  of ATSC filed  on
                 March 31, 1994.

          10.3.4 Amendment No. 4 to Credit  Agreement dated as of January 24,
                 1994, between Ann Taylor, Bank of America National Trust and
                 Savings Association  ("Bank of America"), Bank  of Montreal,
                 the  financial  institutions  party  thereto,  and  Bank  of
                 America, as  Agent.   Incorporated by  Reference to  Exhibit
                 10.6.4 to  the Annual Report  on Form 10-K of  ATSC filed on
                 March 31, 1994.

          10.4 Guaranty, dated as of June 28, 1993, made by ATSC in favor of Bank of America, as Agent. Incorporated by Reference to
                 Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.

          10.5 Security and Pledge Agreement, dated as of June 28, 1993, made by ATSC in favor of Bank of America, as Agent.
                 Incorporated by  Reference to  Exhibit 10.5  to the  Current
                 Report on Form 8-K of Ann Taylor filed on July 7, 1993.

        EXHIBIT
        NUMBER
        ------

          10.6   License Agreement, dated  as of April 30, 1984,  between Ann
                 Taylor  and  Joan &  David.   Incorporated  by  Reference to
                 Exhibit No. 10.14 to the  Registration Statement of ATSC and
                 Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

          10.6.1 Agreement,  dated March  22, 1990,  between  Ann Taylor  and
                 Chapel  Street Shoes,  Inc.   Incorporated  by Reference  to
                 Exhibit  10.12 to  the Annual  Report on  Form 10-K  of ATSC
                 filed on April 30, 1990.

          10.7   Form  of  Investor   Stock  Subscription  Agreement,   dated
                 February 8, 1989, between ATSC  and each of the ML Entities.
                 Incorporated  by Reference  to  Exhibit  No.  10.15  to  the
                 Registration Statement  of ATSC and Ann Taylor  filed on May
                 3, 1989 (Registration No. 33-28522).

          10.8   1989  Stock Option  Plan.    Incorporated  by  Reference  to
                 Exhibit No. 10.18 to the Registration Statement of  ATSC and
                 Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

          10.8.1 Amendment  to 1989  Stock  Option  Plan.    Incorporated  by
                 Reference  to Exhibit 10.15.1  to the Annual  Report on Form
                 10-K of ATSC filed on April 30, 1993.

          10.9 Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters.
                 Incorporated  by Reference  to  Exhibit  No.  10.21  to  the
                 Registration Statement of  ATSC and Ann Taylor filed  on May
                 3, 1989 (Registration No. 33-28522).

          10.9.1 First  Amendment to Lease,  dated as  of November  14, 1990,
                 between Carven Associates  and Ann Taylor.   Incorporated by
                 Reference  to   Exhibit  No.  10.17.1  to  the  Registration
                 Statement of ATSC filed on  April 11, 1991 (Registration No.
                 33-39905).

          10.9.2 Second  Amendment to Lease,  dated as of  February 28, 1993,
                 between Carven Associates  and Ann Taylor.   Incorporated by
                 Reference to  Exhibit 10.17.2 to  the Annual Report  on Form
                 10-K of ATSC filed on April 29, 1993.

          10.9.3 Extension and  Amendment to  Lease dated  as  of October  1,
                 1993,   between   Carven    Associates   and   Ann   Taylor.
                 Incorporated  by Reference to Exhibit 10.11 to the Quarterly
                 Report  on Form  10-Q of  Ann Taylor  for the  Quarter ended
                 October 30, 1993 filed on November 26, 1993.






        EXHIBIT
        NUMBER
        ------

          10.10  Lease, dated December  1, 1985, between Hamilton  Realty Co.
                 and Ann Taylor concerning the New Haven distribution center.
                 Incorporated  by Reference  to  Exhibit  No.  10.22  to  the
                 Registration Statement of ATSC and  Ann Taylor filed on  May
                 3, 1989 (Registration No. 33-28522).

          10.10.1 Agreement, dated  March 22,  1993, between  Hamilton Realty
                 Co.  and  Ann  Taylor amending  the  New  Haven distribution
                 center  lease.   Incorporated by  Reference  to Exhibit  No.
                 10.14.1  to the  Annual Report  on Form  10-K of  Ann Taylor
                 filed on April 30, 1993.

          10.11  Lease,  dated October 1, 1988, between Dixson Associates and
                 Ann Taylor concerning Ann Taylor's 3 East 57th Street offices and store, as amended. Incorporated by Reference to Exhibit No. 10.23 to the Registration Statement of ATSC and
                 Ann Taylor dated May 3, 1989 (Registration No. 33-28522).

          10.11.1 Agreement, dated April 12, 1993, between Dixson Associates and Ann Taylor amending the 3 East 57th Street lease.
                 Incorporated  by Reference  to Exhibit  No.  10.15.1 to  the
                 Annual Report on Form 10-K of  Ann Taylor filed on April 30,
                 1993.

          10.12  Tax Sharing  Agreement, dated as  of July 13,  1989, between
                 ATSC and Ann Taylor.   Incorporated by Reference  to Exhibit
                 No.  10.24 to Amendment No. 2  to the Registration Statement
                 of ATSC and Ann Taylor  filed on July 13, 1989 (Registration
                 No. 33-28522).

          10.13  Employment  Agreement,  effective as  of  February 3,  1992,
                 between   ATSC,   Ann  Taylor   and   Sally   Frame  Kasaks.
                 Incorporated by  Reference to  Exhibit 10.28  to the  Annual
                 Report on Form 10-K of ATSC filed on April 28, 1992.

          10.14  The  AnnTaylor Stores  Corporation  1992 Stock  Option Plan.
                 Incorporated  by  Reference  to Exhibit  No.  4.3  to ATSC's
                 Registration Statement on Form S-8 filed with the Commission on August 10, 1992 (Registration No. 33-50688).

          10.15  Management Performance Compensation  Plan.  Incorporated  by
                 Reference to Exhibit 10.30  to the Quarterly Report on  Form
                 10-Q filed on December 15, 1992.

          10.16  Associate Stock Purchase Plan.  Incorporated by Reference to
                 Exhibit 10.31 to the Quarterly  Report on Form 10-Q filed on
                 December 15, 1992.





        EXHIBIT
        NUMBER
        ------

          10.17 Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by Reference to Exhibit No. 10.27 to ATSC's Annual Report on
                 Form 10-K filed on April 30, 1993.

          10.18  Agreement among Defendants to the Stipulation  of Settlement dated  February 16,  1993 providing  for  the settlement  of
                 Consolidated Action.   Incorporated by  Reference to Exhibit
                 No.  10.28 to  ATSC's Annual  Report on  Form 10-K  filed on
                 April 30, 1993.

          10.19  Opinion Re Settlement Plan of Allocation and Application for
                 Attorney's Fees  and  Expenses dated  May  25, 1993,  In  Re
                 AnnTaylor  Stores  Securities Litigation.    Incorporated by
                 Reference to  Exhibit No. 10.3 to ATSC's Quarterly Report on
                 Form 10-Q for the Quarter ended May 1, 1993 filed on May 28,
                 1993.

          10.20  Consulting  and Severance  Agreement  dated  April  6,  1993
                 between   ATSC  and  Joseph  J.  Schumm.    Incorporated  by
                 Reference to Exhibit  10.30 to ATSC's Annual  Report on Form
                 10-K filed on April 30, 1993.

          10.21 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A.
                 Incorporated by Reference  to Exhibit 10.6 to  the Quarterly
                 Report on Form 10-Q of Ann Taylor for the Quarter ended July
                 31, 1993 filed on September 2, 1993.

          10.22  Stock Purchase Agreement, dated as of July 13, 1993, between
                 Ann Taylor and  Cleveland Investment, Ltd.   Incorporated by
                 Reference to Exhibit  10.7 to the  Quarterly Report on  Form
                 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

          10.23  Agreement, dated July  13, 1993, among Cygne  Designs, Inc.,
                 Cygne  Designs F.E. Limited,  CAT US, Inc.,  C.A.T. Far East
                 Limited  and Ann  Taylor.    Incorporated  by  Reference  to
                 exhibit  10.8 on  Form 10-Q  of Ann  Taylor for  the Quarter
                 ended   July  31,   1993  filed   on   September  2,   1993.
                 (Confidential Treatment Order has been granted  with respect to certain portions of the Exhibit.)

          10.24 Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann Taylor, and Clipper
                 Receivables  Corporation  and  State Street  Boston  Capital
                 Corporation and PNC Bank National Association. Incorporated by Reference to Exhibit 10.28 to the Annual Report on Form
                 10-K of ATSC filed on March 31, 1994.



        EXHIBIT
        NUMBER
        ------

          10.25 Purchase and Sale Agreement dated as of January 27, 1994, between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by Reference to Exhibit 10.29 to the Annual Report on Form
                 10-K of ATSC filed on March 31, 1994.

          23     Consent of Deloitte & Touche.














































                                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities
        Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AnnTaylor, Inc.

                                          By:     /s/  PAUL E. FRANCIS
                                                  --------------------
                                                      Paul E. Francis
                                                Executive Vice President
                                               Finance and Administration
                                                 Chief Financial Officer

                                          By:     /s/  WALTER J. PARKS
                                                  --------------------
                                                      Walter J. Parks
                                                    Vice President of
                                                   Financial Reporting
                                              Principal Accounting Officer

        Date:  April 19, 1994

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                                   Date
     ---------               -----                                   ----
/s/ SALLY FRAME KASAKS       Chairman, Chief Executive Officer
- ----------------------         and Director                       April 19, 1994
   Sally Frame Kasaks

/s/ PAUL E. FRANCIS          Executive Vice President - Finance   April 19, 1994
- ----------------------        and Administration and Director
   Paul E. Francis

/s/ JAMES J. BURKE, JR.      Director                             April 19, 1994
- ----------------------
   James J. Burke, Jr.

/s/ GERALD S. ARMSTRONG      Director                             April 19, 1994
- --------------------------
   Gerald S. Armstrong

/s/ ROCHELLE B. LAZARUS      Director                             April 19, 1994
- --------------------------
   Rochelle B. Lazarus

/s/ ROBERT C. GRAYSON        Director                             April 19, 1994
- ------------------------
   Robert C. Grayson

/s/ HANNE M. MERRIMAN        Director                             April 19, 1994
- ------------------------
   Hanne M. Merriman

           SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED  WITH  REPORTS  FILED
        PURSUANT TO SECTION  15(d) OF THE ACT  BY REGISTRANTS WHICH  HAVE NOT
        REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

           NO ANNUAL REPORT OR PROXY MATERIAL WITH RESPECT TO ANY ANNUAL OR
        OTHER MEETING OF SECURITY HOLDERS HAS BEEN SENT TO SECURITY HOLDERS.












                                   ANNTAYLOR, INC.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        -----
Independent Auditors' Report  . . . . . . . . . . . . . . .              16
Consolidated Financial Statements:
     Consolidated Statements of Operations for the fiscal years ended
          January 29, 1994, January 30, 1993 and February 1, 1992        17
     Consolidated Balance Sheets as of January 29, 1994
          and January 30, 1993  . . . . . . . . . . . . . .              18
     Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January 30, 1993 and February 1,
          1992  . . . . . . . . . . . . . . . . . . . . . . .            19
     Notes to Consolidated Financial Statements . . . . . .              20







































                             INDEPENDENT AUDITORS' REPORT


        TO THE STOCKHOLDERS OF ANNTAYLOR, INC.


             We   have  audited   the  accompanying   consolidated  financial
        statements  of AnnTaylor,  Inc. and its  subsidiaries, listed  in the
        accompanying   index.      These   financial   statements   are   the
        responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

             We  conducted our audits  in accordance with  generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial
        statements are  free  of material  misstatement.   An audit  includes
        examining,  on  a test  basis,  evidence supporting  the  amounts and
        disclosures in  the financial  statements.   An  audit also  includes
        assessing the  accounting principles  used and  significant estimates made  by  management, as  well  as evaluating  the  overall financial
        statement  presentation.    We  believe  that  our  audits provide  a
        reasonable basis for our opinion.

             In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 29, 1994 and January 30,
        1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994 in conformity with generally accepted accounting principles.



        DELOITTE & TOUCHE



        New Haven, Connecticut
        March 25, 1994

















                                   ANNTAYLOR, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND
                                   FEBRUARY 1, 1992




                                                                          FISCAL YEARS ENDED
                                                      ----------------------------------------------------------
                                                      JANUARY 29, 1994     JANUARY 30, 1993     FEBRUARY 1, 1992
                                                      ----------------     ----------------     ----------------
                                                                            (IN THOUSANDS)
Net sales, including leased shoe departments . . .    $ 501,649            $ 468,381            $ 437,711
Cost of sales  . . . . . . . . . . . . . . . . . .      271,749            $ 264,301            $ 234,136
                                                        -------              -------              -------
Gross profit . . . . . . . . . . . . . . . . . . .      229,900              204,080            $ 203,575

Selling, general and administrative expenses . . .      169,371              152,072              150,842
Distribution center restructuring charge . . . . .        2,000                  ---                  ---
Amortization of goodwill . . . . . . . . . . . . .        9,508                9,504                9,506
                                                        -------              -------              -------

Operating income . . . . . . . . . . . . . . . . .       49,021               42,504               43,227

Interest expense . . . . . . . . . . . . . . . . .       17,696               21,273               33,958
Stockholder litigation settlement  . . . . . . . .          ---                3,905                  ---
Other (income) expense, net  . . . . . . . . . . .         (194)                 259                  542
                                                        -------              -------              -------

Income before income taxes and extraordinary loss        31,519               17,067                8,727

Income tax provision  . . . . . . . . . . . . . . .      17,189               11,150                7,703
                                                        -------              -------              -------

Income before extraordinary loss  . . . . . . . . .      14,330                5,917                1,024

Extraordinary loss (net of income tax benefit of
  $6,123,000 and $9,065,000, respectively)  . . . .      11,121                  ---               16,835
                                                        -------              -------              -------


     Net income (loss)  . . . . . . . . . . . . . .   $   3,209            $   5,917            $ (15,811)
                                                       ========             ========             ========




             See accompanying notes to consolidated financial statements.

                                                             ANNTAYLOR, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                           January 29, 1994 and January 30, 1993



                                                                           January 29, 1994  January 30, 1993
                                                                            ----------------  ----------
                                                                                 (in thousands)
                                                                 ASSETS
    Current assets
          Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    292         $    226
          Accounts receivable, net of allowances of $787,000 and $1,006,000, respectively. . . .        49,279           43,003
          Merchandise inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,890           50,307
          Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . . . . .          7,184           5,904
          Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---            5,097
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,750           3,500
                                                                                                           -----        --------
             Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         121,395         108,037
    Property and equipment
          Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .                    30,539          25,070
          Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . .                    37,596          28,508
          Improvements in progress . . . . . . . . . . . . . . . . . . . . . . . . . .                     8,621             624
                                                                                                           -----        --------
                                                                                                          76,756          54,202
          Less accumulated depreciation and amortization . . . . . . . . . . . . . . .                    28,703          22,394
                                                                                                          ------         -------
             Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . .                    48,053          31,808
     Deferred financing costs, net of accumulated amortization of
          $643,000 and $11,917,000, respectively . . . . . . . . . . . . . . . . . . .                     4,990           3,969
     Goodwill, net of accumulated amortization of $47,713,000 and
          $38,205,000, respectively  . . . . . . . . . . . . . . . . . . . . . . . . .                    332,537        342,045
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,500            ---
     Investment in CAT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      2,245             88
     Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      2,679          1,645
                                                                                                          -------       --------
             Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $513,399       $487,592
                                                                                                          =======       ========
                                                  LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $ 37,564       $ 23,779
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      21,791         17,719
          Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . .                       8,757         37,000
                                                                                                              -----       --------
             Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .                       68,112         78,498
     Long-term debt, including due to ATSC of $14,641,000 in 1992  . . . . . . . . . .                      180,243        158,474
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        5,773          5,322
     Commitments and contingencies
     Stockholder's equity
          Common stock, $1.00 par value; 1,000 shares authorized;
             1 share issued and outstanding  . . . . . . . . . . . . . . . . . . . . .                            1              1
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                       276,026       265,262
          Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (16,756)      (19,965)
                                                                                                           --------        -------
          Total stockholder's equity . . . . . . . . . . . . . . . . . . . . . . . . .                       259,271       245,298
                                                                                                           --------        -------
          Total liabilities and stockholder's equity . . . . . . . . . . . . . . . . .                      $513,399      $ 487,592
                                                                                                           ========       ========

                                 See accompanying notes to consolidated financial statements.




































                                                    ANNTAYLOR, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Fiscal Years Ended January 29, 1994, January 30, 1993 and February 1, 1992
                                                                                                Fiscal Years Ended
                                                                                 ---------------------------------------------------
                                                                                 January 29, 1994 January 30, 1993  February 1, 1992
                                                                                 ---------------------------------------------------
                                                                                                   (in thousands)
            Operating activities:
                    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $  3,209        $5,917        $(15,811)
                    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                         Extraordinary loss . . . . . . . . . . . . . . . . . . .    17,244             ---          25,900
                         Distribution center restructuring charge . . . . . . . .     2,000             ---             ---
                         Equity earnings in CAT . . . . . . . . . . . . . . . . .      (517)            ---             ---
                         Provision for loss on accounts receivable  . . . . . . .     1,171           1,240           1,211
                         Depreciation and amortization  . . . . . . . . . . . . .     8,505           7,486           6,203
                         Amortization of goodwill . . . . . . . . . . . . . . . .     9,508           9,504           9,506
                         Accretion of original issue discount . . . . . . . . . .     2,864           5,726           8,893
                         Amortization of deferred financing costs . . . . . . . .     1,335           1,524           2,140
                         Amortization of deferred compensation  . . . . . . . . .       279             929             ---
                         Deferred income taxes  . . . . . . . . . . . . . . . . .    (1,750)         (1,500)         (1,000)
                         Due to ATSC  . . . . . . . . . . . . . . . . . . . . . .       ---           1,331           1,210
                         Loss on disposal of property and equipment . . . . . . .       312              72             338
                         Decrease (increase) in receivables . . . . . . . . . . .    (7,447)         (2,539)          6,606
                         Decrease (increase) in merchandise inventories . . . . .   (10,583)         (4,325)          3,433
                         Increase in prepaid expenses and
                          other current assets  . . . . . . . . . . . . . . . . .    (1,280)           (187)         (1,633)
                         Decrease (increase) in refundable income taxes . . . . .     5,097          (2,078)         (3,019)
                         Increase (decrease) in accounts payable and
                          accrued liabilities   . . . . . . . . . . . . . . . . .    18,218            (250)         (4,799)
                         Decrease (increase) in other non-current assets
                          and liabilities, net  . . . . . . . . . . . . . . . . .      (843)            729             975
                                                                                       ----             ---            ----
                    Net cash provided by operating activities . . . . . . . . . .    47,322          23,579          40,153
            Investing activities:
                    Purchases of property and equipment . . . . . . . . . . . . .   (25,062)         (4,303)        (10,004)
                    Investment in CAT . . . . . . . . . . . . . . . . . . . . . .    (1,640)            (88)            ---
                                                                                     ------             ---             ---
                    Net cash used by investing activities . . . . . . . . . . . .   (26,702)         (4,391)        (10,004)
            Financing activities:
                    Payment of dividends  . . . . . . . . . . . . . . . . . . . .       ---             ---             (10)
                    Borrowings (repayments) under line of credit agreement  . . .    (3,500)          2,500         (19,000)
                    Increase (decrease) in bank overdrafts  . . . . . . . . . . .    (2,361)         (4,660)          2,267
                    Payments of long-term debt  . . . . . . . . . . . . . . . . .   (96,969)        (26,000)        (13,000)
                    Purchase of Subordinated Debt Securities  . . . . . . . . . .   (93,689)            ---             ---
                    Net proceeds from 8-3/4% Notes  . . . . . . . . . . . . . . .   107,387             ---             ---
                    Proceeds from Term Loan . . . . . . . . . . . . . . . . . . .    80,000             ---             ---
                    Parent company contribution . . . . . . . . . . . . . . . . .    10,485           8,988             ---
                    Payment of due to ATSC  . . . . . . . . . . . . . . . . . . .   (14,641)            ---             ---
                    Payment of Term Loan  . . . . . . . . . . . . . . . . . . . .   (26,000)            ---             ---
                    Proceeds from Receivables Facility  . . . . . . . . . . . . .    33,000             ---             ---
                    Purchase of 8-3/4% Notes  . . . . . . . . . . . . . . . . . .   (10,225)            ---             ---
                    Payment of financing costs  . . . . . . . . . . . . . . . . .    (4,041)
                                                                                                        ---            (232)
                    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---             ---            (117)
                                                                                        ---             ---            ----
                    Net cash used by financing activities . . . . . . . . . . . .   (20,554)        (19,172)        (30,092)
                                                                                    -------         -------         -------
            Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . .        66              16              57
            Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . .       226             210             153
                                                                                        ---          ------          ------
            Cash, end of year . . . . . . . . . . . . . . . . . . . . . . . . . .  $    292        $    226        $    210
                                                                                        ===          ======          ======
            Supplemental Disclosures of Cash Flow Information:
                    Cash paid during the year for interest  . . . . . . . . . . .  $ 12,664        $ 13,917        $ 22,611
                                                                                     ======          ======         =======
                    Cash paid during the year for income taxes  . . . . . . . . .  $  5,114        $ 11,192        $  4,501
                                                                                      =====         =======          ======

                                      See accompanying notes to consolidated financial statements.



                                   ANNTAYLOR, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        1. Summary of Significant Accounting Policies

           AnnTaylor, Inc. (the "Company") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.

           All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC").



        Basis of Presentation

           The  consolidated financial statements include the accounts of the
        Company and  its subsidiaries.   All intercompany accounts  have been
        eliminated in consolidation.

           Certain fiscal 1992 and 1991 amounts have been reclassified to conform to the fiscal 1993 presentation.



        Fiscal Year

           The Company follows the standard fiscal year of the retail industry, which is a 52- or 53-week period ending on the Saturday closest to January 31 of the following calendar year.



        Finance Service Charge Income

           Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $6,166,000 for fiscal 1993, $5,608,000 for fiscal 1992 and $5,850,000 for fiscal 1991.



        Merchandise Inventories

           Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        Property and Equipment
           Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 15 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.


        Pre-Opening Expenses
           Pre-opening store expenses are charged to selling, general and administrative expenses in the period incurred.


        Leased Shoe Department Sales

           Net sales include leased shoe department sales of $8,207,000 for fiscal 1992 and $16,056,000 for fiscal 1991. Leased shoe departments were phased out beginning August 1, 1990, and the phaseout was completed by February 1, 1993. Accordingly, there were no leased shoe department sales during fiscal 1993. The gross profit margin on leased shoe department sales was approximately 14.4%.


        Deferred Financing Costs

           Deferred financing costs are being amortized using the interest method over the terms of the related debt.


        Goodwill

           Goodwill  is being  amortized  on a  straight-line  basis over  40 years.


        Income Taxes

           Income tax expense is based on reported results of operations before income taxes. During the first quarter of 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 did not have a material effect on the results of operations.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




        Income Taxes (continued)

           Pursuant to a Tax Sharing Agreement, ATSC and the Company have agreed to elect to file consolidated income tax returns for federal income tax purposes and may elect to file such returns in states and other relevant jurisdictions that permit such an election, for income tax purposes. With respect to such consolidated income tax returns, the Tax Sharing Agreement generally requires the Company to pay to ATSC the entire tax shown to be due on such consolidated returns, provided that the amount paid by the Company shall not exceed the amount of taxes that would have been owed by the Company on a stand-alone basis.


        Advertising Expenses

           Advertising expense was $6,388,000 for fiscal 1993, $5,509,000 for fiscal 1992 and $8,645,000 for fiscal 1991.


        2. Restructuring

           The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation.


        3. Extraordinary Items

           In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of the Company's 14-3/8% Senior Subordinated Notes due 1999 ("Discount Notes") and its 13-3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of the Company's 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"), and the write-off of deferred financing costs.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        3. Extraordinary Items (continued)

           During May 1991, ATSC completed an initial public offering of its common stock (the "ATSC IPO"). The net proceeds of the ATSC IPO were used to repurchase outstanding Discount Notes and Notes. Subsequent to the repurchase, ATSC contributed the notes to the Company for retirement. The contribution was credited to additional paid-in capital. The repurchase and write-off of related deferred financing costs resulted in an extraordinary loss of $25,900,000 ($16,835,000 net of income tax benefit) in the second quarter of 1991.



        4. Long-term Debt

           The following summarizes long-term debt outstanding at January 29, 1994 and January 30, 1993:

                                                                                January 29, 1994           January 30, 1993
                                                                                ----------------           ----------------
                                                                                           Estimated                 Estimated
                                                                              Carrying       Fair          Carrying     Fair
                                                                               Amount        Value          Amount     Value
                                                                               ------        -----          ------     -----
                                                                                              (in thousands)
                  Senior Debt:
                     Term loan . . . . . . . . . . . . . . . . . . .      $  54,000      $  54,000    $ 96,969      $96,969
                     Revolving credit loan . . . . . . . . . . . . .          2,000          2,000       5,500        5,500
                  14-3/8% Discount Notes, net of
                     unamortized discount of $6,261,000  . . . . . .            ---            ---      44,069       46,800
                  13-3/4% Notes, net of unamortized
                     discount of $287,000  . . . . . . . . . . . . .            ---            ---      34,295       37,350
                  Due to ATSC  . . . . . . . . . . . . . . . . . . .            ---            ---      14,641       17,300
                  8-3/4% Notes . . . . . . . . . . . . . . . . . . .        100,000        102,750         ---          ---
                  Receivables facility . . . . . . . . . . . . . . .         33,000         33,000         ---          ---
                                                                             ------         ------         ---          ---
                                                                            189,000        191,750     195,474      203,919
                  Less current portion . . . . . . . . . . . . . . .          8,757          8,757      37,000       37,000
                                                                              -----          -----      ------       ------
                  Total  . . . . . . . . . . . . . . . . . . . . . .      $ 180,243      $ 182,993    $158,474     $166,919
                                                                            =======        =======     =======      =======

           The bank credit agreement entered into on June 28, 1993 between the Company and Bank of America, as agent for a syndicate of banks (the "Bank Credit Agreement") provides for an $80,000,000 term loan ("Term Loan") and a $55,000,000 revolving credit facility ("Revolving Credit Facility") (collectively, the "Bank Loans").

           The Term Loan is subject to regularly scheduled semi-annual repayments of principal, which commenced on January 15, 1994. The Company made the semi-annual payment of $6,000,000 in January 1994, and an additional payment of $20,000,000 which reduced the originally scheduled payments to $8,757,000 in fiscal years 1994 and 1995, $11,676,000 in fiscal years 1996 and 1997, and $13,134,000 in fiscal year 1998.
                                          25

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        4. Long-term Debt (continued)
           Amounts borrowed under the Revolving Credit Facility may be repaid at any time and are not subject to scheduled repayment prior to January 1999. The maximum amount that may be borrowed under this facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. Amounts borrowed under the Revolving Credit Facility mature on January 15, 1999; however, the Company is required to reduce the outstanding balance of the Revolving Credit Facility to $20,000,000 or less for a 30-day period in fiscal 1994 and to $15,000,000 or less for a 30-day period each year thereafter. At January 29, 1994 and January 30,
        1993, the amount available under the Revolving Credit Facility was $46,150,000 and $35,320,000, respectively.
           The Term Loan and the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company's option, Bank of America's
        (1) Base Rate plus .875%, or (2) Eurodollar rate plus 1.875%. In addition, the Company is required to pay Bank of America a quarterly commitment fee of .375% per annum of the unused revolving loan commitment. At January 29, 1994, the $54,000,000 outstanding under the Term Loan bore interest at the weighted average rate of 5.13% per annum and the $2,000,000 outstanding under the Revolving Credit Facility bore interest at the rate of 6.875% per annum.
           Under  the terms  of the  Bank Credit  Agreement, Bank  of America obtained a pledge of the Company's common stock and a security interest in certain assets. The Bank Credit Agreement requires, with certain exceptions, that any net proceeds from the sale of assets and debt or equity securities be applied to repay borrowings. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to the parent company, and maintaining certain financial ratios and specified levels of net worth.

           In the fourth quarter of 1993, the Company sold its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary, which used the receivables to secure borrowings, under a new receivables financing facility due 1996 (the "Receivables Facility"). As of January 29, 1994, $33,000,000 was outstanding under the Receivables Facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its accounts receivable balance. The interest rate as of January 29, 1994 was 3.67%. At January 29, 1994, AnnTaylor Funding, Inc. had total assets of approximately $41,000,000 all of which are subject to the security interest of the lender under the Receivables Facility.

           On June 28, 1993, the Company issued $110,000,000 principal amount of its 8-3/4% Notes, the net proceeds of $107,387,000 of which were used in part to repay the outstanding indebtedness under the Company's then existing bank credit agreement. The outstanding principal amount of these notes as of January 29, 1994 was $100,000,000.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




        4. Long-term Debt (continued)

           The Company's obligations with respect to the Discount Notes and Notes were discharged on July 29, 1993 when the Company deposited with the trustees for the Discount Notes and Notes an aggregate of $50,734,000 in irrevocable trusts. The Discount Notes and the Notes will be redeemed with the proceeds of the trusts on or about July 15, 1994. The aggregate carrying value of the Discount Notes and Notes as of January 29, 1994 would have been $45,004,000.

           In July 1993, the Company entered into a $110,000,000 (notional amount) interest rate swap agreement. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. This agreement lowered the effective interest rate on the 8-3/4% Notes by 125 basis points for the first semi-annual period ended January 1994. The swap agreement matures in July 1996. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, the Company does not anticipate non-performance by the other party, which is a major financial institution. As of January 29, 1994, fair market value of the swap agreement was approximately $780,000.

           The aggregate principal payments of all long-term obligations for the next five fiscal years are as follows:

                         Fiscal Year              (in thousands)
                         -----------
                        1994  . . . . . . . . . . . $ 8,757
                        1995  . . . . . . . . . . .   8,757
                        1996  . . . . . . . . . . .  44,676
                        1997  . . . . . . . . . . .  11,676
                        1998  . . . . . . . . . . .  15,134


           At January 29, 1994, January 30, 1993 and February 1, 1992, the Company had outstanding commercial and standby letters of credit with Bank of America totaling $6,850,000, $9,180,000 and $3,280,000, respectively.

           In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its debt instruments using quoted market information, as available, or interest rates which are available to the Company. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        5. Allowance for Doubtful Accounts

           A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 is as follows:

                                                                                    Fiscal Years Ended
                                                                                    ------------------
                                                                       January 29,     January 30,       February 1,
                                                                           1994            1993             1992
                                                                           ----            ----             ----
                                                                                      (in thousands)
                             Balance at beginning of year  . . . . .     $1,006          $  899           $1,000
                             Provision for loss on accounts receivable    1,171           1,240            1,211
                             Accounts written off  . . . . . . . . .     (1,390)         (1,133)          (1,312)
                                                                         ------          ------           ------
                             Balance at end of year  . . . . . . . .     $  787          $1,006           $  899
                                                                            ===           =====            =====


        6. Commitments and Contingencies

           The Company occupies its retail stores, distribution center and administrative facilities under operating leases, most of which are non-cancellable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require the Company to pay taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.

           Future minimum lease payments under non-cancellable operating leases at January 29, 1994 are as follows:

                     Fiscal Year              (in thousands)
                     -----------

                       1994 . . . . . . . . . . $30,504
                       1995 . . . . . . . . . .  27,620
                       1996 . . . . . . . . . .  26,054
                       1997 . . . . . . . . . .  23,416
                       1998 . . . . . . . . . .  21,613
                       1999 and thereafter  . .  82,242
                                               --------
                             Total  . . . . . .$211,449
                                                =======

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        6. Commitments and Contingencies (continued)
           Rent expense for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 was as follows:

                                                         Fiscal Years Ended
                                                         ------------------
                                                                      January 29,     January 30,       February 1,
                                                                        1994            1993            1992
                                                                        ----            ----            ----
                                                                                   (in thousands)

                             Minimum rent                             $28,076         $24,933         $22,135
                             Percentage rent                            3,343           4,217           4,423
                                                                       ------          ------         -------
                                  Total                               $31,419         $29,150         $26,558
                                                                       ======          ======          ======


           In January  1993, ATSC and  the other defendants agreed  to settle the stockholder  class action lawsuit  filed against them  in October
        1991.  As a result of the settlement, ATSC was required to  pay to or for the benefit  of the plaintiff class $2,800,000 (after application
        of  the insurance  proceeds).   To provide  for the  settlement, ATSC
        charged  the Company $3,905,000  which includes certain  of the legal defense costs  and other  expenses associated with  the suit,  in its fiscal 1992 financial statements.
           The Company has been named as a defendant in several legal actions arising from its normal business  activities.  Although the amount of any liability that  could arise with respect to  these actions cannot be  accurately predicted,  in the  opinion of  the Company,  any such liability will  not have a  material adverse effect on  the financial position or results of operations of the Company.


        7. Income Taxes
           The provision for income taxes  for the fiscal years ended January
        29, 1994, January 30, 1993 and February 1, 1992 consists of the following:


                                                                                 Fiscal Years Ended
                                                                                 ------------------
                                                                    January 29,     January 30,       February 1,
                                                                        1994            1993            1992
                                                                        ----            ----            ----
                                                                                   (in thousands)
                           Federal
                             Current                                  $14,339         $ 9,300         $ 6,203
                             Deferred                                  (1,750)         (1,500)         (1,000)
                           State and Local                              4,600           3,350           2,500
                                                                       ------          ------         -------
                                  Total                               $17,189         $11,150         $ 7,703
                                                                       ======          ======          ======

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        7. Income Taxes (continued)

           The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992 is as follows:

                                                                                 Fiscal Years Ended
                                                                                 ------------------
                                                                    January 29,     January 30,       February 1,
                                                                        1994            1993            1992
                                                                        ----            ----            ----
                                                                                   (in thousands)
           Income before income taxes and extraordinary loss     $31,519            $17,067         $ 8,727
                                                                  ======             ======          ======
           Federal statutory rate                                     35%                34%             34%
                                                                  ======             ======          ======
           Provision for income taxes at federal statutory
            rate                                                 $11,032             $ 5,803        $ 2,967
           State and local income taxes, net of
            federal income tax benefit                           $ 2,990             $ 2,211        $ 1,650
           Non-deductible amortization of goodwill               $ 3,328             $ 3,232        $ 3,232
           Other                                                    (161)                (96)          (146)
                                                                  ------              ------         ------
                    Provision for income taxes                   $17,189             $11,150        $ 7,703
                                                                  ======             ======          ======

           The tax effects of significant items comprising the Company's deferred tax asset as of January 29, 1994 are as follows:

                  Deferred tax assets:          (in thousands)

                    Current:
                      Inventory . . . . . . . . . . $   981
                      Accrued expenses  . . . . . .   1,288
                      Restructuring . . . . . . . .     700
                      Other . . . . . . . . . . . .     781
                                                      -----
                    Total current . . . . . . . . . $ 3,750
                                                      =====
                    Noncurrent:
                      Depreciation  . . . . . . . . $   125
                      Rent expense  . . . . . . . .   1,375
                                                      -----
                    Total noncurrent  . . . . . . . $ 1,500
                                                      =====

           For 1992 deferred income tax benefits have been provided for temporary differences which result from recording certain transactions in different years for income tax purposes than for financial reporting purposes. Such transactions principally relate to merchandise inventories, accounts receivable, fixed assets and accrued expenses.

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        8. Retirement Plans
           Savings Plan. During 1989, the Company adopted a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for fiscal 1993, fiscal 1992 and fiscal 1991 were $199,000, $111,000 and $111,000, respectively.

           Pension Plan. Substantially all employees of the Company are covered under a noncontributory defined benefit pension plan established during 1989. The pension plan is a "cash balance pension plan". An account balance is established for each participant which is credited with a benefit based on compensation and years of service with the Company. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

           The following table sets forth the funded status of the Pension Plan at January 29, 1994, January 30, 1993 and February 1, 1992, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":


                                                                                     January 29, January 30,  February 1,
                                                                                        1994        1993        1992
                                                                                        ----        ----        ----
                                                                                           (dollars in thousands)
                  Actuarial present value of benefits obligation:
                  Accumulated benefit obligation, including vested benefits  of
                      $1,056,000, $702,000 and $411,000, respectively  . . . . .       $2,401     $ 1,832    $   997
                                                                                        =====       =====       ====
                  Projected benefit obligation for service rendered to date  . .       $2,401     $ 1,832    $   997
                  Plan assets at fair value  . . . . . . . . . . . . . . . . . .        2,344       1,847        855
                                                                                        -----       -----        ---
                  Plan assets in excess of projected benefit obligation (projected
                       benefit obligation in excess of plan assets)  . . . . . .          (57)         15       (142)
                  Unrecognized net gain  . . . . . . . . . . . . . . . . . . . .          (58)        ---        ---
                                                                                          ---         ---        ---
                  Prepaid (accrued) pension cost   . . . . . . . . . . . . . . .       $ (115)    $    15    $  (142)
                                                                                         ====          ==       ====
                  Net periodic pension cost for fiscal 1993, 1992 and 1991 included the following components:
                  Service cost/benefits earned during the year . . . . . . . . .       $  680     $   521    $   372
                  Interest cost on projected benefit obligation  . . . . . . . .          117         100         61
                  Actual return on plan assets . . . . . . . . . . . . . . . . .         (124)       (100)       (76)
                  Net amortization and deferral  . . . . . . . . . . . . . . . .          (36)          9         30
                                                                                          ---           -         --
                  Net periodic pension cost  . . . . . . . . . . . . . . . . . .       $  637     $   530    $   387
                                                                                          ===         ===        ===
                  Assumptions used in the development of pension cost
                        and accrual were:
                      Discount rate  . . . . . . . . . . . . . . . . . . . . . .         7.0%        7.0%       9.0%
                      Rate of increase in compensation level   . . . . . . . . .         4.0%        4.0%       6.0%
                      Expected long-term rate of return on assets  . . . . . . .         8.0%        9.0%      10.0%


                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        9. Certain Relationships and Related Transactions

        Transactions with Merrill Lynch and its Affiliates

           At January 29, 1994 certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") held approximately 52% of ATSC's outstanding common stock and as a result have the voting power to determine the composition of the Board of Directors of the Company and otherwise control the business and affairs of the Company and ATSC. Two of the members of the Boards of Directors of the Company and ATSC are officers of Merrill Lynch Capital Partners, Inc. ("ML Capital
        Partners") and serve as representatives of certain limited partnerships controlled directly or indirectly by ML Capital Partners, together with certain affiliates of ML&Co. See Note 11.

           ATSC paid an underwriting commission of approximately $3,357,000 to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") in connection with the ATSC IPO. In addition, ATSC paid a commission of approximately $599,000 to Merrill Lynch in connection with the repurchase of the subordinated debt securities with the proceeds from the ATSC IPO.

           In January 1993, in connection with the settlement of the class action lawsuit, ATSC, Merrill Lynch and ML&Co., among others, entered into an agreement pursuant to which ML&Co. paid $750,000 and ATSC paid the balance of the settlement to or for the benefit of the plaintiffs. ATSC also reimbursed Merrill Lynch $128,000 for certain costs incurred by it in connection with the class action in fiscal 1992, pursuant to ATSC's indemnification obligations.

           The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in connection with the issuance of the 8-3/4% Notes, and repurchases of Discount Notes, Notes and 8-3/4% Notes.


        Transactions with CAT

           The Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc., which was formed for the purpose of sourcing the Company's merchandise directly with manufacturers. As of January 29, 1994, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting, an increase of 20% from January 30, 1993. CAT places orders directly with manufacturers exclusively as agent for the Company. Merchandise purchased by the Company through CAT was $67,202,000 or 23.5%, and $19,091,000, or 7.3%, of all merchandise purchased by the Company in 1993 and 1992, respectively. Accounts payable to CAT in the ordinary course of business was approximately $3,100,000 as of January 29, 1994.
                                          32

                                   ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        10.  Stockholder's Equity

           The following summarizes the changes in stockholder's equity during fiscal 1993, fiscal 1992 and fiscal 1991:

                                                                               Additional                      Total
                                                                   Common        Paid-in     Accumulated       Stockholder's
                                                                    Stock        Capital       Deficit         Equity
                                                                  ---------    ----------- --------------- --------------
                                                                                      (in thousands)
                Balance at February 2, 1991  . . . . . . . . . .      $  1     $ 88,534      $(10,071)      $ 78,464
                   Net loss  . . . . . . . . . . . . . . . . . .       ---          ---       (15,811)       (15,811)
                   Dividend  . . . . . . . . . . . . . . . . . .       ---          (10)          ---            (10)
                   Parent company contributions  . . . . . . . .       ---      166,821           ---        166,821
                                                                       ---      -------     ---------        -------
                Balance at February 1, 1992  . . . . . . . . . .         1      255,345       (25,882)       229,464
                   Net income  . . . . . . . . . . . . . . . . .       ---          ---         5,917          5,917
                   Parent company contributions  . . . . . . . .       ---        9,917           ---          9,917
                                                                       ---     --------     ---------       --------
                Balance at January 30, 1993  . . . . . . . . . .         1      265,262       (19,965)       245,298
                   Net income  . . . . . . . . . . . . . . . . .       ---          ---         3,209          3,209
                   Parent company contributions  . . . . . . . .       ---       10,764           ---         10,764
                                                                      ----     --------   -----------       --------
                Balance at January 29, 1994  . . . . . . . . . .      $  1     $276,026      $(16,756)      $259,271
                                                                       ===      =======       =======        =======




        11.  Subsequent Events

           ATSC intends to file a registration statement for a sale of its common stock in the first quarter of 1994. 1,000,000 shares will be sold by ATSC and 4,000,000 shares are expected to be sold by certain stockholders of ATSC affiliated by ML&Co.