Form 10-Q
period 1994-04-30
ANNTAYLOR INC
filed 1994-06-13
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
       WASHINGTON, D.C.  20549

       FORM 10-Q

       (Mark One)
       ( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 30, 1994.

       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

                         Commission File No. 33-28522

                                 ANNTAYLOR, INC.
       _______________________________________________________________________
            (Exact name of registrant as specified in its charter)

             Delaware                                       51-0297083
       ___________________________               ______________________________
      (State of other jurisdiction of          (I.R.S. Employee Identification
       incorporation or organization)                      Number)

      142 West 57th Street, New York, NY                     10019
      ____________________________________                _______________
      (Address of principal executive offices)              (Zip Code)

                                       (212) 541-3300
                   __________________________________________________
                  (Registrant's telephone number, including area code)

                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
     No ( ).
                Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           Outstanding as of
                    Class                                    May 28, 1994
       _____________________________                      __________________
       Common Stock, $1.00 par value                               1

             The  registrant   meets  the  conditions   set  forth   in  General
     Instruction H(1)(a)  and (b) of Form  10-Q and is  therefore filing  this form) with the reduced disclosure format.



       INDEX TO FORM 10-Q

                                                                       Page No.
       PART I.  FINANCIAL INFORMATION
        Item 1. Financial Statements
                Condensed Consolidated Statements of Operations
                     for the Quarters Ended April 30, 1994 and
                     May 1, 1993   . . . . . . . . . . . . . . . . . . .   3
                Condensed Consolidated Balance Sheets at
                     April 30, 1994 and January 29, 1994   . . . . . . .   4
                Condensed Consolidated Statements of Cash Flows
                     for the Quarters Ended April 30, 1994 and
                     May 1, 1993   . . . . . . . . . . . . . . . . . . .   5
                Notes to Condensed Consolidated Financial Statements   .   6
         Item 2. Management's Discussion and Analysis of Operations  . .   8
        PART II.  OTHER INFORMATION
         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .   9




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

       ANNTAYLOR, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended April 30, 1994 and May 1, 1993
       (unaudited)

                                                          Quarters Ended
                                              April 30, 1994      May 1, 1993
                                              --------------      -----------
                                                       (in thousands)
         Net sales   . . . . . . . . . . . . .   $145,283          $120,175
         Cost of sales   . . . . . . . . . . .     76,403            65,352
                                                  _______           _______
         Gross profit  . . . . . . . . . . . .     68,880            54,823
         Selling, general and administrative
          expenses. . . . . . . . . . . . . ..     46,973            40,036
         Amortization of goodwill  . . . . . .      2,377             2,377
                                                  _______           _______
         Operating income. . . . . . . . . . .     19,530            12,410
         Interest expense  . . . . . . . . . .      3,456             4,969
         Other expense, net  . . . . . . . . .        140                50
                                                  _______           _______
         Income before income taxes  . . . . .     15,934             7,391
         Income tax provision  . . . . . . . .      7,874             4,101
                                                  _______           _______
           Net income. . . . . . . . . . . . .   $  8,060          $  3,290
                                                  =======           =======


         See accompanying notes to condensed consolidated financial statements.



ANNTAYLOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 30, 1994 and January 29, 1994
                                            April 30, 1994 January 29, 1994
                                            -------------- ----------------
                                                (unaudited)
                                                    (in thousands)
ASSETS
Current assets
  Cash  . . . . . . . . . . . . . . . . . . .    $    640     $   292
  Accounts receivable, net of allowances of
    $722,000 and $787,000, respectively . . .      57,967      49,279
  Merchandise inventories . . . . . . . . . .      72,603      60,890
  Prepaid expenses and other current assets .       4,914       7,184
  Deferred income taxes . . . . . . . . . . .       3,750       3,750
                                                  -------     -------
     Total current assets  . . . . . . . . . .    139,874     121,395

Property and equipment, net of accumulated
  depreciation of $31,179,000 and $28,703,000,
  respectively . . . . . . . . . . . . . . . .     50,304      48,053
Deferred financing costs, net of accumulated
  amortization of $991,000 and $643,000,
  respectively . . . . . . . . . . . . . . . .      4,764       4,990
Goodwill, net of accumulated amortization of
  $50,090,000 and $47,713,000, respectively  .    330,160     332,537
Deferred income taxes .  . . . . .. . . . . . .     1,500       1,500
Investment in CAT . . . . . . . . . . . . . . .     2,395       2,245
Other assets  . . . . . . . . . . . . . . . . .     2,521       2,679
                                                  -------     -------
       Total assets  . . . . .. . . . . . . . .  $531,518    $513,399
                                                  =======     =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable  . . . . . . . . . . . . .     $38,165     $37,564
  Accrued expenses  . . . . . . . . . . . . .      18,365      18,656
  Accrued income taxes  . . . . . . . . . . .       8,423       1,180
  Accrued interest  . . . . . . . . . . . . .       4,090       1,955
  Current portion of long-term debt . . . . .       8,757       8,757
                                                  -------     -------
    Total current liabilities . . . . . . . .      77,800      68,112
Long-term debt  . . . . . . . . . . . . . . . .   178,809     180,243
Other liabilities . . . . . . . . . . . . . . .     5,856       5,773

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares
     authorized; 1 share issued and outstanding.        1           1
  Additional paid-in capital  . . . . . . . . .   277,748     276,026
  Accumulated deficit . . . . . . . . . . . . .    (8,696)    (16,756)
                                                  -------     -------
     Total stockholder's equity  . . . . . .  .   269,053     259,271
                                                  -------     -------
      Total liabilities and stockholder's
        equity . . . . . . . . . . . . . . . .   $531,518    $513,399
                                                  =======     =======

See accompanying notes to condensed consolidated financial statements.




ANNTAYLOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended April 30, 1994 and May 1, 1993
(unaudited)
                                                               Quarters Ended
                                                          ----------------------
                                                      April 30, 1994 May 1, 1993
                                                      -------------- -----------
                                                              (in thousands)

Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . .    $ 8,060     $ 3,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity earnings in CAT . . . . . . . . . . . . . . .      (150)        ---
    Provision for loss on accounts receivable  . . . . .       298         201
    Depreciation and amortization  . . . . . . . . . . .     2,583       2,242
    Amortization of goodwill . . . . . . . . . . . . . .     2,377       2,377
    Accretion of original issue discount . . . . . . . .       ---       1,577
    Amortization of deferred financing costs . . . . . .       348         325
    Amortization of deferred compensation  . . . . . . .        45          69
    Loss on disposal of property and equipment . . . . .        46          86

    (Increase) decrease in:
       Receivables  . . . . . . . . . . . . . . . . . . .   (8,986)     (6,158)
       Merchandise inventories  . . . . . . . . . . . . .  (11,713)    (12,621)
       Prepaid expenses and other current assets  . . . .    2,270       4,533

    Increase in:
       Accounts payable   . . . . . . . . . . . . . . . .      601       7,449
       Accrued expenses   . . . . . . . . . . . . . . . .    7,489       1,182
       Other non-current assets and liabilities, net  . .      244         303
                                                           -------     -------
  Net cash provided by operating activities . . . . . . . .  3,512       4,855

Investing activities:
  Purchases of property and equipment   . . . . . . . . .   (4,883)    (3,039)
  Investment in CAT   . . . . . . .  . . . .  . . . . . .      ---        (88)
                                                           -------    -------
    Net cash used by investing activities .  . . . . . . .  (4,883)    (3,127)

Financing activities:
    Increase (decrease) in bank overdrafts  . . . . . . .    1,598     (2,361)
    Borrowing (repayments) under line of credit agreement    1,000     (4,000)
    Parent company contribution . . . . . . . . . . . . .    1,677      4,543
    Net repayments of receivables facility  .  . . . . . .  (2,434)       ---
    Payment of financing costs  . . . . . . . . . . . . .     (122)       ---
                                                           -------    -------
    Net cash provided by (used by) financing activities..    1,719     (1,818)
                                                           -------    -------
Net increase (decrease) in cash . . . . . . . . . . . . .      348        (90)

Cash, beginning of period . . . . . . . . . . . . . . . .      292         226
                                                           -------     -------
Cash, end of period . . . . . . . . . . . . . . . . . . .  $   640     $   136
                                                           =======     =======
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest  . . . . . . .  $   973     $   991
                                                           =======     =======
  Cash paid during the period for income taxes  . . . . .  $   631     $   527
                                                           =======     =======

       See accompanying notes to condensed consolidated financial statements.




ANNTAYLOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

    The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     The results of operations for the 1994 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     The January 29, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor, Inc.

     Certain fiscal 1993 amounts have been reclassified to conform to the 1994 presentation.

     It is not considered necessary to include detailed footnote information as of April 30, 1994 and May 1, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1993 Annual Report on Form 10-K.

2.  Long-term Debt

     The following summarizes long-term debt outstanding at April 30, 1994:

     Senior debt:                                     (in thousands)
     Term Loan  . . . . . . . . . . . . . . . . . .  .   $ 54,000
     Revolving Credit Loan . . . . . . . . . . . . . .      3,000
     8-3/4% Notes  . . . . . . . . . . . . . . .          100,000
     Receivables Facility  . . . . . . . . . . . . . .     30,566
                                                          -------
       Total senior debt  . . . . . . . . . . . . . . .   187,566

     Less: current portion . . . . . . . . . . . . . .      8,757
                                                          -------
       Total long term debt   . . . . . . . . . . . . .  $178,809
                                                          =======

     At April 30, 1994, the Company was not in compliance with one financial covenant under its bank credit agreement relating to inventory turnover, which event of noncompliance was waived by Bank of America, NT & SA, as agent for the lenders under the bank credit agreement.

3.  Subsequent Event

    On May 18, 1994, AnnTaylor Stores Corporation ("ATSC") completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of approximately $30,600,000 (after payment of expenses of the Offering). As required by the Company's bank credit agreement, the proceeds were used to reduce the amount outstanding under the term loan.

   The following unaudited proforma condensed consolidated operating data for the three months ended April 30, 1994 have been presented to reflect the Offering as if it occurred at the beginning of such period.

                                             Quarter Ended April 30, 1994
                                             ----------------------------
                                                 Actual     ProForma
                                                 ------     --------
                                                   (in thousands)

Interest expense   . . . . . . . . . . . . .    $ 3,456     $ 3,056(a)
Income before extraordinary loss   . . . . . .    8,060       8,266
                                                  =====       =====



(a) Reflects interest expense savings of $400,000 related to the reduction of the term loan.

    The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch Capital Partners (the "Selling Stockholders") of 4,075,000 shares of ATSC's Common Stock held by them. ATSC or the Company did not receive any of the proceeds of the shares sold by the Selling Stockholders. After giving effect to this sale, the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners held shares representing approximately 32.5% of ATSC's Common Stock.



Item 2.  Management's Discussion and Analysis of Operations

Results of Operations

Quarter Ended April 30, 1994 Compared to Quarter Ended May 1, 1993

       The Company's net sales increased to $145,283,000 in the first quarter of 1994 from $120,175,000 in the first quarter of 1993, an increase of $25,108,000 or 20.9% over the first quarter of 1993. The increase in netsales was attributable to the inclusion of the sales of 13 new stores and 10 expanded stores opened during the last three quarters of 1993, three new Ann Taylor stores, two expanded Ann Taylor stores and two Ann Taylor Factory Stores opened in the first quarter of 1994, and an 8.6% increase in comparable store sales. The Company operated 234 stores at April 30, 1994 compared to 218 stores at May 1, 1993. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments. The increase in net sales was partially offset by the closing of two stores during the first quarter of 1994.

       Gross profit as a percentage of net sales increased to 47.4% in the first quarter of 1994 from 45.6% in the first quarter of 1993. This increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

       Selling, general and administrative expenses decreased to 32.3% of net sales in the first quarter of 1994 compared to 33.3% in the first quarter of 1993. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses; an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor Stores; and improved expense management.

       As a result of the above, operating income increased to $19,530,000, or 13.4% of net sales, in the first quarter of 1994 from $12,410,000, or 10.3% of net sales, in the first quarter of 1993. Amortization of goodwill was $2,377,000 in the first quarter of 1994 and 1993. Operating income, without giving effect to such amortization in either year, was $21,907,000, or 15.1% of net sales, in the 1994 period and $14,787,000, or 12.3% of net sales, in the 1993 period.

       Interest expense was $3,456,000, including $348,000 of non-cash interest expense, in the first quarter of 1994, and $4,969,000, including $1,902,000 of non-cash interest expense, in the first quarter of 1993. The decrease in interest expense is primarily attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993.

       The income tax provision was $7,874,000, or 49.4% of income before income taxes, in the first quarter of 1994 compared to $4,101,000, or 55.5% of income before income taxes, in the first quarter of 1993. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

        As a result of the foregoing factors, the Company had net income of $8,060,000, or 5.5% of net sales, for the first quarter of 1994 compared to $3,290,000, or 2.7% of net sales, for the first quarter of 1993.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

            10.3 Consulting and Severance Agreement dated March 21, 1994 between
                 ATSC, AnnTaylor, Inc. and Bert A. Tieben. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended April 30, 1994 filed on June 13, 1994.

        (b)      Reports on Form 8-K:

                   None



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AnnTaylor, Inc.

       Date:      June 13, 1994                  By:  /s/  Paul E. Francis
             -------------------                      --------------------
                                                     Paul E. Francis
                                                     Executive Vice President -
                                                     Finance and Administration
                                                     Chief Financial Officer

       Date:      June 13, 1994                  By:  /s/  Walter J. Parks
             ------------------                       ----------------------
                                                     Walter J. Parks
                                                     Vice President  -
                                                     Financial Reporting
                                                     Principal Accounting
                                                       Officer