Form 10-Q
period 1994-07-30
ANNTAYLOR INC
filed 1994-09-12
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 30, 1994.

                               OR

  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934.

                  Commission File No. 33-28522

                         ANNTAYLOR, INC.
     (Exact name of registrant as specified in its charter)

      Delaware                               51-0297083
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

142 West 57th Street, New York, NY             10019
(Address of principal executive offices)     (Zip Code)

                         (212) 541-3300
      (Registrant's telephone number, including area code)

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

                                         Outstanding as of
          Class                            July 30, 1994
  Common Stock, $1.00 par value                  1

   The  registrant  meets  the conditions set  forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       INDEX TO FORM 10-Q

                                                                   Page No.
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended July 30,
              1994 and July 31, 1993                                    3
            Condensed Consolidated Balance Sheets at
              July 30, 1994 and January 29, 1994                        4
            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended July 30, 1994 and
              July 31, 1993                                             5
            Notes to Condensed Consolidated Financial Statements        6
            Condensed Consolidated Statement of Operations
              for the period from August 1, 1993 to July 30, 1994       9
            Notes to Condensed Consolidated Statement of
              Operations for the period from August 1, 1993 to
              July 30, 1994                                            10

     Item 2.   Management's Discussion and Analysis of Operations      12

  PART II.  OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K                        14

                  PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended July 30, 1994 and July 31,
                              1993
                           (unaudited)

                                    Quarters Ended        Six Months Ended
                                    -------------------   -------------------
                                    July 30,   July 31,   July 30,    July 31,
                                      1994       1993       1994       1993
                                    --------   --------   ---------   -------
                                                 (in thousands)

  Net sales                          $159,936   $124,837   $305,219  $245,012
  Cost of sales                        87,991     68,720    164,394   134,072
                                      -------     ------    -------   -------

  Gross profit                         71,945     56,117    140,825   110,940
  Selling, general and
    administrative expenses            50,836     40,811     97,809    80,847
  Amortization of goodwill              2,376      2,377      4,753     4,754
                                      -------    -------    -------   -------

  Operating income                     18,733     12,929     38,263    25,339
  Interest expense                      3,117      5,108      6,573    10,077
  Other (income) expense, net             186       (159)       326      (109)
                                      -------    -------    ------    -------

  Income before income taxes and
    extraordinary loss                 15,430      7,980     31,364    15,371
  Income tax provision                  7,507      4,350     15,381     8,451
                                      -------    -------    -------   -------

  Income before extraordinary loss      7,923      3,630     15,983     6,920

  Extraordinary loss (net of
    income tax benefit
    of $654,000 and $5,652,000,
    respectively)                        (868)   (10,496)      (868)  (10,496)
                                      -------    -------    -------   -------

    Net income (loss)                  $7,055    $(6,866)   $15,115  $ (3,576)
                                       ======      =====     =====     ======

             See accompanying notes to condensed consolidated financial statements.

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               July 30, 1994 and January 29, 1994

                                      July 30, 1994   January 29, 1994
                                      -------------   ----------------
                                       (unaudited)
                                                (in thousands)
                             ASSETS
Current assets
   Cash                                   $  1,257       $     292
   Accounts receivable,
     net of allowances of $778,000 and
     $787,000, respectively                 54,953          49,279
   Merchandise inventories                  68,308          60,890
   Prepaid expenses and other
     current assets                          6,253           7,184
   Deferred income taxes                     3,750           3,750
                                           -------          ------
     Total current assets                  134,521         121,395

Property and equipment, net of
  accumulated depreciation of
   $31,342,000 and $28,703,000,
   respectively                             63,877           48,053
Deferred financing costs, net of
  accumulated amortization of
   $591,000 and $643,000,
   respectively                              2,977            4,990
Goodwill, net of accumulated
   amortization of $52,466,000 and
   $47,713,000, respectively               327,784          332,537
Deferred income taxes                        1,500            1,500
Investment in CAT                            2,939            2,245
Other assets                                 2,425            2,679
                                          --------         --------
     Total assets                         $536,023         $513,399
                                           =======          =======

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                        $40,657          $37,564
   Accrued expenses                         18,169           18,656
   Accrued income taxes                      1,737            1,180
   Accrued interest                          1,946            1,955
   Current portion of long-term debt             0            8,757
                                            ------          -------
     Total current liabilities              62,509           68,112
Long-term debt                             160,566          180,243
Other liabilities                            5,777            5,773
Commitments and contingencies

Stockholder's equity
   Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding              1                1
   Additional paid-in capital              308,811          276,026
   Accumulated deficit                      (1,641)         (16,756)
                                           -------          -------
        Total stockholder's equity         307,171          259,271
                                           -------          -------
        Total liabilities and
          stockholder's equity            $536,023         $513,399
                                           =======          =======

   See accompanying notes to condensed consolidated financial statements.

                      ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Months Ended July 30, 1994 and July 31, 1993
                           (unaudited)
                                                  Six Months Ended
                                           ------------------------------
                                           July 30, 1994    July 31, 1993
                                           -------------    -------------
                                                   (in thousands)
Operating activities:
   Net income (loss)                           $15,115        $(3,576)
   Adjustments to reconcile net income
      (loss) to net cash provided
      by operating activities:
      Extraordinary loss                         1,522         16,148
      Equity earnings in CAT                      (694)          (249)
      Provision for loss on accounts
        receivable                                 811            631
      Depreciation and amortization              5,278          4,160
      Amortization of goodwill                   4,753          4,754
      Accretion of original issue discount         ---          2,864
      Amortization of deferred financing costs     613            679
      Amortization of deferred compensation        250            139
      Loss on disposal of property and
        equipment                                  759            148
      (Increase) decrease in:
         Receivables                            (6,485)        (3,745)
         Merchandise inventories                (7,418)        (8,911)
         Prepaid expenses and other
           current assets                          931         (4,352)
      Increase (decrease) in:
         Accounts payable                        3,093         11,105
         Accrued expenses                           61         (2,790)
         Other non-current assets and
           liabilities, net                        258            184
                                                ------         ------

   Net cash provided by operating activities    18,847         17,189

Investing activities:
   Purchases of property and equipment         (21,861)        (6,516)
   Investment in CAT                               ---         (1,640)
                                               -------         ------

   Net cash used by investing activities       (21,861)        (8,156)

Financing activities:
   Decrease in bank overdrafts                     ---         (2,361)
   Repayments under line of credit agreement       ---         (5,500)
   Payments of long-term debt                      ---        (96,969)
   Parent company contribution                  32,535          7,798
   Repurchase of Debt Securities                   ---        (93,689)
   Net proceeds from 8-3/4% Notes                  ---        107,387
   Payments of financing costs                    (122)        (3,523)
   Proceeds from (payment of) bank term loan   (56,000)        80,000
   Borrowing under revolving credit facility    26,000            ---
   Net borrowing on receivables facility         1,566            ---
                                                ------         ------
   Net cash provided by (used by)
     financing activities                        3,979         (6,857)
                                                ------         ------

Net increase in cash                               965          2,176

Cash, beginning of period                          292            226
                                                ------          ------
Cash, end of period                            $ 1,257        $ 2,402
                                                ======         ======

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the period for interest     $ 5,969        $ 5,280
                                                ======         ======
   Cash paid during the period for
     income taxes                              $14,169        $ 1,607
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

   It is not considered necessary to include detailed footnote information as of July 30, 1994 and July 31, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1993 Annual Report on Form 10-K.


2. Long-term Debt

   In  May  1994,  the  Company applied $30,000,000  of  the  net proceeds  from the public stock Offering referred to  in  Note  3 below, to reduce the amount of the Term Loan outstanding under the Company's then-existing bank credit agreement.

   In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement") providing for a revolving loan facility of $75,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement.

   The  Revolving Credit Agreement has an initial term  of  three
years.   There are no amortization payments required to  be  made
under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $50,000,000 or less for thirty consecutive days during fiscal 1994, to $40,000,000 or less for thirty consecutive days during fiscal 1995, and to $30,000,000 or less for thirty consecutive days in each fiscal year thereafter. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate, or (2) Eurodollar rate plus .75%. The effective rate of interest on funds borrowed under the Revolving Credit Agreement is 1% lower than the interest rate on borrowings under the bank credit agreement that it replaced. The Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintaining certain financial ratios and specified levels of net worth.

   The  following summarizes long-term debt outstanding  at  July
30, 1994:
                                         (in thousands)

     Revolving Credit Facility               $ 26,000
     8-3/4% Notes                             100,000
     Receivables Facility                      34,566
                                             --------
        Total Long-Term Debt                 $160,566
                                              =======

3. Extraordinary Item

   On May 18, 1994, AnnTaylor Stores Corporation ("ATSC"), the parent of the Company, completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of $30,414,000 (after payment of expenses of the Offering). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of the Term Loan outstanding under that agreement. The non-cash charge associated with the payment on the Term Loan with the proceeds of the Offering and refinancing of long term debt (see Note 2)
resulted in an extraordinary loss during the quarter of $1,522,000 ($868,000 net of taxes).

   The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch Capital Partners (the "Selling Stockholders") of 4,075,000 shares of ATSC's Common Stock held by them. Neither ATSC nor the Company received any of the proceeds of the shares sold by the Selling
Stockholders. After giving effect to this sale, the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners held shares representing approximately 32.5% of ATSC's Common Stock.

4. Supplementary Data

   The following unaudited pro forma condensed consolidated operating data for the quarter and six months ended July 30, 1994 have been presented to reflect the Offering as if it had occurred at the beginning of such period.

                               Quarter Ended             Six Months Ended
                               July 30, 1994               July 30, 1994
                            -------------------        --------------------
                            Actual    Pro Forma        Actual     Pro Forma
                            ------    ---------        ------     ---------
                                            (in thousands)

   Interest expense          $3,117      $3,017 (a)    $ 6,573    $ 6,073 (b)
   Income before
     extraordinary loss       7,923       7,974         15,983     16,238

    -------------
   (a) Reflects interest expense savings of $100,000 related to the reduction of the term loan with the net proceeds of the Offering.

   (b) Reflects interest expense savings of $500,000 related to the reduction of the term loan with the net proceeds of the Offering.

     In accordance with Section 11(a) of the Securities Act of 1933, as amended, and Rule 158 promulgated thereunder, set forth below is the Company's consolidated earnings statement (unaudited) for the twelve-month period ended July 30, 1994.




                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       For the Period from August 1, 1993 to July 30, 1994
                    (unaudited, in thousands)

                                               Period Ended
                                              July 30, 1994
                                              -------------

Sales                                            $561,856
Cost of sales                                     302,071
                                                  -------

Gross profit                                      259,785
Selling, general and administrative expenses      186,333
Distribution center restructuring charge            2,000
Amortization of goodwill                            9,507
                                                  -------

Operating income                                   61,945
Interest expense                                   14,192
Other expense, net                                    241
                                                  -------

Income before income taxes and
  extraordinary loss                               47,512
Income tax provision                               24,119
                                                  -------

Income before extraordinary loss                   23,393

Extraordinary loss (net of income tax
  benefit of $1,125)                               (1,493)
                                                  -------

  Net income                                      $21,900
                                                   ======


  See accompanying footnotes to Condensed Consolidated Statement of Operations for the period from August 1, 1993 to July 30, 1994.

                         ANNTAYLOR, INC.
     NOTES TO CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       For the Period from August 1, 1993 to July 30, 1994
                           (unaudited)


1.Basis of Presentation

   The   Condensed   Consolidated  Statement  of  Operations   is
unaudited but, in the opinion of management, contains all adjustments (which are of a normal recurring nature) necessary to present fairly the result of operations for the period presented.


2. Restructuring

   The Company recorded a $2,000,000 pre-tax restructuring charge in January of 1994 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of assets at the time of relocation.


3. Extraordinary Items

   In January of 1994, the Company transferred its proprietary credit card accounts receivable to a wholly owned subsidiary which used the receivables to secure borrowings under a new $40,000,000 receivables financing facility arranged by PNC Bank, N.A. Initial borrowings under the receivables facility were $33,000,000, which were used to prepay $23,000,000 of the term loan outstanding, and to reduce borrowings under the revolving credit facility, under the Company's then-existing bank credit agreement. During January 1994, the Company also purchased $10,000,000 principal amount of its 8-3/4% Notes in open market transactions. The early retirement of indebtedness led to an extraordinary charge of $1,096,000 ($625,000 net of taxes).

   On May 18, 1994, AnnTaylor Stores Corporation ("ATSC") completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of $30,414,000 (after payment of expenses of the Offering). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of the term loan outstanding under that agreement. In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement") providing for a revolving loan facility of $75,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement. The non-cash charge associated with the payment on the term loan with the proceeds of the Offering and refinancing of long term debt resulted in an extraordinary loss during May of 1994 of $1,522,000 ($868,000 net of taxes).

   The Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch Capital Partners (the "Selling Stockholders") of 4,075,000 shares of ATSC's Common Stock held by them. Neither ATSC nor the Company received any of the proceeds of the shares sold by the Selling
Stockholders. After giving effect to this sale, the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners held shares representing approximately 32.5% of ATSC's Common Stock.

Item 2.  Management's Discussion and Analysis of Operations

Results of Operations

   Six  Months Ended July 30, 1994 Compared to Six Months Ended
   July 31, 1993

   The Company's net sales increased to $305,219,000 in the first six months of 1994, from $245,012,000 in the first six months of 1993, an increase of $60,207,000, or 24.6%. The increase in net sales was attributable to the inclusion of the sales of 12 new stores and nine expanded stores opened during the last two quarters of 1993, four new Ann Taylor stores, 12 expanded Ann Taylor stores, four new Ann Taylor Factory Stores and one expanded Ann Taylor Factory Store opened during the first six months of 1994, and a 10.6% increase in comparable store sales.
The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments. The increase in net sales was partially offset by the closing of four stores during the first six months of 1994. The Company operated 235 stores at July 30, 1994, compared to 219 stores at July 31, 1993.

   Gross profit as a percentage of net sales increased to 46.1% in the first six months of 1994, from 45.3% in the first six months of 1993. The increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

   Selling, general and administrative expenses represented 32.0% of net sales in the first six months of 1994, compared to 33.0% of net sales in the first six months of 1993. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses; an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores; and improved expense management.

   As a result of the foregoing, operating income increased to $38,263,000, or 12.5% of net sales, in the first six months of 1994, from $25,339,000, or 10.3% of net sales, in the first six months of 1993. Amortization of goodwill was $4,753,000 in the first six months of 1994 and $4,754,000 in the first six months of 1993. Operating income, without giving effect to such amortization in either year, was $43,016,000, or 14.1% of net sales, in the 1994 period and $30,093,000, or 12.3% of net sales, in the 1993 period.

   Interest expense was $6,573,000, including $613,000 of non-cash interest expense, in the first six months of 1994 and $10,077,000, including $3,543,000 of non-cash interest expense, in the first six months of 1993. The decrease in interest expense is primarily attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and the decrease in May 1994 in the Company's total debt outstanding as a result of the reduction of the Company's term loan with the net proceeds from the Offering.

   The income tax provision was $15,381,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period, compared to $8,451,000, or 55.0% of income before income taxes and extraordinary loss, in the 1993 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income before extraordinary loss of $15,983,000, or 5.2% of net sales, for the first six months of 1994, compared to net income before extraordinary loss of $6,920,000, or 2.8% of net sales, for the first six months of 1993.

   In connection with the debt refinancing activities described above (see Financial Statements Notes 2 and 3), the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. The Company also incurred an extraordinary loss of $10,496,000, net of taxes, in the second quarter of 1993 as a result of debt refinancing activities undertaken in the second quarter of 1993. After giving effect to these extraordinary losses, the Company had net income of $15,115,000 in the first six months of 1994 compared to a net loss of $3,576,000 in the first six months of 1993.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.4 Credit Agreement, dated as of July 29, 1994, between AnnTaylor, Inc., Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent.

               10.5 Guaranty, dated as of July 29, 1994, made by ATSC in favor of Bank of America, as Agent.

               10.6 Pledge Agreement, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent.

               10.7 Pledge Agreement, dated as of July 29, 1994, made by ATSC in favor of Bank of America, as Agent.

               27     Financial  Data  Schedule for the six  months  ended
                      July 30, 1994.


          (b)  Reports on Form 8-K:

                None

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.


Date: September 12, 1994           By: /s/  Paul E. Francis
      -------------------              ----------------------------
                                            Paul E. Francis
                                        Executive Vice President -
                                        Finance and Administration
                                        (Chief Financial Officer)


Date: September 12, 1994           By: /s/  Walter J. Parks
      -------------------              ----------------------------
                                            Walter J. Parks
                                         Vice President - Finance
                                           (Principal Accounting
                                                Officer)