Form 10-Q
period 1994-10-29
ANNTAYLOR INC
filed 1994-12-12
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 29, 1994.

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  Commission File No. 33-28522
                  -----------------------------

                         ANNTAYLOR, INC.
                         ----------------
     (Exact name of registrant as specified in its charter)

      Delaware                               51-0297083
      ----------                             ------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

  142 West 57th Street, New York, NY             10019
   ----------------------------------             -----
(Address of principal executive offices)       (Zip Code)


                         (212) 541-3300
                         ---------------
      (Registrant's telephone number, including area code)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No_____ .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           October 29, 1994
          -----                           ----------------
  Common Stock, $1.00 par value                  1

   The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



======================================================================

                       INDEX TO FORM 10-Q


                                                                    Page No.
  PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Statements of Operations
                 for the Quarters and Nine Months Ended
                 October 29, 1994 and October 30, 1993                  3
               Condensed Consolidated Balance Sheets at
                 October 29, 1994 and January 29, 1994                  4
               Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended October 29, 1994 and
                 October 30, 1993                                       5
               Notes to Condensed Consolidated Financial
                 Statements                                             6

     Item 2.  Management's Discussion and Analysis of Operations        9

  PART II.  OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K                         11


     =====================================================================

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ANNTAYLOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Nine Months Ended October 29, 1994 and October 30, 1993
                                 (unaudited)


                                       Quarters Ended      Nine Months Ended
                                     -------------------  -------------------
                                       Oct 29,   Oct 30,     Oct 29,  Oct 30,
                                        1994      1993        1994     1993
                                        ----      ----        ----     ----
                                                    (in thousands)

  Net sales                           $164,632   $122,025   $469,851 $367,037
  Cost of sales                         87,576     64,929    251,970  199,001
                                       -------    -------    -------  -------
  Gross profit                          77,056     57,096    217,881  168,036
  Selling, general and administrative
    expenses                            54,826     41,870    152,635  122,717
  Amortization of goodwill               2,377      2,376      7,130    7,130
                                       -------    -------    -------  -------

  Operating income                      19,853     12,850     58,116   38,189
  Interest expense                       3,642      3,917     10,215   13,994
  Other (income) expense, net              (10)        (2)       316    (111)
                                       -------    -------    -------   -------

  Income before income taxes and
    extraordinary loss                  16,221      8,935     47,585   24,306
  Income tax provision                   7,937      4,614     23,318   13,065
                                       -------    -------    -------   -------

  Income before extraordinary loss       8,284      4,321     24,267   11,241

  Extraordinary loss (net of income
    tax benefit of $654,000 and
    $5,652,000, respectively)              ---       ---       (868) (10,496)
                                        -------   -------    -------   -------

       Net income                       $8,284    $4,321    $23,399   $   745
                                        ======    ======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

============================================================================

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              October 29, 1994 and January 29, 1994

                                                           Oct 29,   Jan 29,
                                                             1994     1994
                                                           -------  --------
                                                        (unaudited)
                                                            (in thousands)
                             ASSETS
Current assets
   Cash                                                   $ 2,841   $   292
   Accounts receivable, net of allowances of
    $802,000 and $787,000, respectively                    60,919    49,279
   Merchandise inventories                                104,324    60,890
   Prepaid expenses and other current assets                6,186     7,184
   Deferred income taxes                                    3,750     3,750
                                                          -------   -------
     Total current assets                                 178,020   121,395
Property and equipment, net of accumulated
   depreciation of $33,231,000 and
   $28,703,000, respectively                               71,610    48,053
Deferred financing costs, net of accumulated
   amortization of $771,000 and $643,000,
   respectively                                             2,969     4,990
Goodwill, net of accumulated amortization of
   $54,843,000 and $47,713,000, respectively              325,407   332,537
Deferred income taxes                                       1,500     1,500
Investment in CAT                                           3,353     2,245
Other assets                                                2,393     2,679
                                                          -------   -------
     Total assets                                        $585,252  $513,399
                                                         ========  ========

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                     $ 46,673  $ 37,564
   Accrued expenses                                       17,055    16,252
   Accrued interest                                        4,722     1,955
   Accrued rent                                            4,905     3,584
   Current portion of long-term debt                         ---     8,757
                                                          ------    ------
     Total current liabilities                            73,355    68,112
Long-term debt                                           189,049   180,243
Other liabilities                                          5,933     5,773
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000 shares
    authorized; 1 share issued and outstanding                 1         1
   Additional paid-in capital                            310,271   276,026
   Retained earnings (accumulated deficit)                 6,643   (16,756)
                                                         -------   -------
        Total stockholder's equity                       316,915   259,271
                                                         -------   -------
        Total liabilities and stockholder's equity      $585,252  $513,399
                                                         =======   =======


     See accompanying notes to condensed consolidated financial statements.


=============================================================================

                               ANNTAYLOR, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended October 29, 1994 and October 30, 1993
                                 (unaudited)


                                                          Nine Months Ended
                                                         ------------------
                                                         Oct 29,     Oct 30,
                                                          1994        1993
                                                          ----        ----

                                                           (in thousands)
Operating activities:
   Net income                                            $23,399     $  745
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Extraordinary loss                                   1,522     16,148
      Equity earnings in CAT                              (1,108)      (409)
      Provision for loss on accounts receivable            1,193        984
      Depreciation and amortization                        8,591      6,323
      Amortization of goodwill                             7,130      7,130
      Accretion of original issue discount                   ---      2,864
      Amortization of deferred financing costs               793      1,005
      Amortization of deferred compensation                  280        209
      Deferred income taxes                                  ---       (250)
      Loss on disposal of property and equipment           1,125        288
      (Increase) decrease in:
         Receivables                                     (12,833)    (8,107)
         Merchandise inventories                         (43,434)   (12,462)
         Prepaid expenses and other current assets           998      5,379
      Increase (decrease) in:
         Accounts payable                                  9,109      7,110
         Accrued expenses                                  4,891     (1,281)
         Other non-current assets and liabilities, net       446        527
                                                         -------    -------
   Net cash provided by operating activities               2,102     26,203
Investing activities:
   Purchases of property and equipment                   (33,273)   (13,897)
   Investment in CAT                                         ---     (1,640)
                                                         -------    -------
         Net cash used by investing activities           (33,273)   (15,537)
                                                         -------    -------
Financing activities:
   Decrease in bank overdrafts                               ---     (2,361)
   Borrowings under line of credit agreement                 ---      6,500
   Payments of long-term debt                                ---    (96,969)
   Parent company contribution                            33,965      9,233
   Repurchase of Debt Securities                             ---    (93,689)
   Net proceeds from 8-3/4% Subordinated Notes               ---    107,387
   Payments of financing costs                              (294)    (3,505)
   Repayment of note due from stockholder                    ---        999
   Repayment of 10% Junior Subordinated Notes                ---    (14,641)
   Proceeds from (payment of) Term Loan                  (56,000)    80,000
   Borrowing under revolving credit facility              53,000        ---
   Net borrowing on receivables facility                   3,049        ---
                                                         -------    -------
   Net cash provided by (used by) financing activities    33,720     (7,046)
                                                         -------    -------
Net increase in cash                                       2,549      3,620
Cash, beginning of period                                    292        226
                                                         -------    -------
Cash, end of period                                      $ 2,841    $ 3,846
                                                         =======    =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest              $ 6,655    $ 7,601
                                                         =======    =======
   Cash paid during the period for income taxes          $21,065    $ 3,744
                                                         =======    =======

   See accompanying notes to condensed consolidated financial statements.

=============================================================================

                            ANNTAYLOR, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Basis of Presentation
   ---------------------
   The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1994 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  29,  1994 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc..

   Certain fiscal 1993 amounts have been reclassified to conform to the 1994 presentation.

   It is not considered necessary to include detailed footnote information as of October 29, 1994 and October 30, 1993. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1993 Annual Report on Form 10-K.



2. Long-term Debt
   --------------

   In  May  1994,  the  Company applied $30,000,000  of  the  net proceeds  from its public stock Offering referred to  in  Note  3 below, to reduce the amount of the Term Loan outstanding under its then-existing bank credit agreement.

   In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement") providing for a revolving loan facility of $75,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement.

   The Revolving Credit Agreement has an initial term of three years. There are no amortization payments required to be made under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $50,000,000 or less for thirty consecutive days during fiscal 1994, to $40,000,000 or less for thirty consecutive days during fiscal 1995, and to $30,000,000 or less for thirty consecutive days in each fiscal year thereafter. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate or (2) Eurodollar rate plus .75%. The Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintaining certain financial ratios and specified levels of net worth.

   The following summarizes long-term debt outstanding at October
29, 1994:

                                         (in thousands)

     Revolving Credit Facility              $ 53,000
     8-3/4% Notes                            100,000
     Receivables Facility                     36,049
                                            --------
        Total Long-term Debt                $189,049
                                            ========



3. Extraordinary Item
   ------------------

   On May 18, 1994, AnnTaylor Stores Corporation ("ATSC"), the parent of the Company, completed a public offering of its common stock (the "Offering") in which it issued and sold 1,000,000 shares of common stock at a price of $32.00 per share, resulting in aggregate net proceeds of $30,414,000 (after payment of underwriting discounts and expenses of the Offering payable by the Company). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the Offering were used to reduce the amount of the Term Loan outstanding under that agreement. The non-cash charge associated with the payment on the Term Loan with the proceeds of the Offering and refinancing of long term debt (see Note 2) resulted in an extraordinary loss of $1,522,000 ($868,000 net of taxes).

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

   On November 22, 1994, the Selling Stockholders filed with the
Securities and Exchange Commission Notices on Form 144 of the proposed sale of an aggregate of 804,000 shares of ATSC's
Common Stock held by them. Upon sale of such shares, the interest of the Selling Stockholders and other affiliates of Merrill Lynch Capital Partners would be reduced to approximately 28.9% of ATSC's Common Stock.




4. Supplementary Data
   ------------------

   The unaudited pro forma income before extraordinary loss, assuming the Offering had occurred at the beginning of the year, would have been $24,522,000 for the nine months ended October 29, 1994. Such computation reflects interest expense savings of $500,000 related to the reduction of the term loan with the net proceeds of the Offering.




===========================================================================

Item 2.  Management's Discussion and Analysis of Operations
         --------------------------------------------------

Results of Operations


                                        Nine Months Ended
                                        -----------------
                                        Oct. 29,  Oct. 30,
                                          1994      1993
                                          ----      ----
   Number of Stores:
   Open at beginning of period              231      219
   Opened during period                      26        7
   Expanded during period*                   21        7
   Closed during period                       4        1
   Open at end of period                    253      225

   Type of Stores Open at End of Period:
      AnnTaylor Stores                      231      219
      AnnTaylor Factory Stores               17        6
      AnnTaylor Studio Stores**               5      ---

   ----------------

   * Expanded stores are excluded from comparable store sales for the first year following expansion.

   ** The Company's free-standing shoe and accessory store concept.

==========================================================================

Nine  Months  Ended October 29, 1994 Compared to Nine Months Ended
October 30, 1993
- -------------------------------------------------------------------

   The Company's net sales increased to $469,851,000 in the first nine months of 1994, from $367,037,000 in the first nine months of 1993, an increase of $102,814,000, or 28.0%. The increase in net sales was attributable to the opening of new stores, the expansion of existing stores and an 11.5% increase in comparable store sales, partially offset by the closing of 4 stores during the first six months of 1994. The increase in comparable store sales was due primarily to positive customer response to the Company's merchandise assortments.

   Gross profit as a percentage of net sales increased to 46.4% in the first nine months of 1994, from 45.8% in the first nine months of 1993. The increase in gross margin reflected a higher level of full price selling and lower levels of promotional activity.

   Selling, general and administrative expenses represented 32.5% of net sales in the first nine months of 1994, compared to 33.4% of net sales in the first nine months of 1993. The decrease as a percentage of net sales was primarily attributable to an increase in net sales at a rate greater than the rate of increase in selling, general and administrative expenses, principally as a result of improved leverage on fixed expenses resulting from strong comparable store sales growth, an increase in sales from the Company's factory stores, which have lower store operating expenses than full price Ann Taylor stores, and improved expense management.

   As a result of the foregoing, operating income increased to $58,116,000, or 12.4% of net sales, in the first nine months of 1994, from $38,189,000, or 10.4% of net sales, in the first nine months of 1993. Amortization of goodwill was $7,130,000 in the first nine months of 1994 and in the first nine months of 1993. Operating income, without giving effect to such amortization in either year, was $65,246,000, or 13.9% of net sales, in the 1994 period and $45,319,000, or 12.3% of net sales, in the 1993 period.

   Interest expense was $10,215,000, including $793,000 of non-cash interest expense, in the first nine months of 1994 and $13,994,000, including $3,869,000 of non-cash interest expense, in the first nine months of 1993. The decrease in interest expense is attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and the reduction of the Company's term loan with the net proceeds from the Offering in May 1994.

   The income tax provision was $23,318,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period, compared to $13,065,000, or 53.8% of income before income taxes and extraordinary loss, in the 1993 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income before extraordinary loss of $24,267,000, or 5.2% of net sales, for the first nine months of 1994, compared to net income before extraordinary loss of $11,241,000, or 3.1% of net sales, for the first nine months of 1993.

   In connection with the debt refinancing activities described above (see Financial Statements Notes 2 and 3), the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. The Company also incurred an extraordinary loss of $10,496,000, net of taxes, in the second quarter of 1993 as a result of debt refinancing activities undertaken in the second quarter of 1993. After giving effect to these extraordinary losses, the Company had net income of $23,399,000 in the first nine months of 1994 compared to a net income of $745,000 in the first nine months of 1993.


===================================================================

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                10.8 Employment Agreement dated as of February 1, 1994 between ATSC and Sally Frame
                        Kasaks.  Incorporated by Reference to
                        Exhibit 10.8 on Form 10-Q of ATSC
                        for the Quarter ended October 29, 1994
                        filed on December 9, 1994.

                27 Financial Data Schedule for the nine months ended October 29, 1994.


          (b) Reports on Form 8-K:

                None


===================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.

Date: December 9, 1994             By: /s/  Paul E. Francis
     ------------------                ---------------------------
                                       Paul E. Francis
                                        Executive Vice President -
                                        Finance and Administration
                                        (Chief Financial Officer)


Date: December 9, 1994             By: /s/  Walter J. Parks
      -----------------                ---------------------------
                                       Walter J. Parks
                                        Vice President  - Finance
                                        (Principal Accounting
                                        Officer)