Form 10-K
period 1995-01-28
ANNTAYLOR INC
filed 1995-04-28
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                      FORM 10-K

(Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED].

        For the fiscal year ended January 28, 1995

                            OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].


              Commission File No. 1-11980


                     ANNTAYLOR, INC.
    -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


      DELAWARE                               51-0297083
- ---------------------------                -----------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                 Number)


142 West 57th Street, New York, NY                 10019
- ----------------------------------           ---------------
(Address of principal executive offices)        (Zip Code)


                          (212) 541-3300
                          --------------
       (Registrant's telephone number, including area code)

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

     As of April 10, 1995, 1 share of Common Stock was outstanding.

            Documents Incorporated by Reference:

                           None.


     The registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


====================================================================

                           PART I



ITEM 1.  Business

General

   AnnTaylor, Inc. (the "Company" or "Ann Taylor"), is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name.

   The first Ann Taylor store was opened in New Haven,
Connecticut in 1954.   Over the years, the number of stores
gradually expanded, and by 1981, there were 36 stores. Allied Stores Corporation ("Allied Stores") acquired the then parent of Ann Taylor in 1981 and began a rapid expansion program for the Ann Taylor stores, which continued after Allied Stores was acquired by the Campeau Corporation in 1986. Ann Taylor grew significantly after 1981, with the number of stores increasing to 119 by the end of 1988, at which time Ann Taylor was acquired by AnnTaylor Stores Corporation ("ATSC") (the "Acquisition").
As of January 28, 1995, the Company operated 262 stores in 38 states and the District of Columbia, including 236 Ann Taylor Stores, 21 Ann Taylor Factory Stores, and 5 Ann Taylor Studio stores.

   As a result of the Acquisition, the Company became a wholly owned subsidiary of ATSC. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by ATSC.

   The Company believes that the Ann Taylor name is a fashion brand, defining a distinctive collection of apparel, shoes and accessories which emphasizes classic styles, updated to reflect current fashion trends. The Company's merchandising strategy focuses on offering career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy.

   This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles. The Company believes that its customer base consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers is working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

   Since becoming Chairman and Chief Executive Officer in February 1992, Sally Frame Kasaks has redirected the Company's merchandising and marketing efforts to enhance the position of Ann Taylor as a fashion brand. The Company's growth strategy has been broadened to include not only the opening of new stores in new and existing markets, but also the expansion of existing stores and the introduction of product line extensions and additional channels of distribution. The principal elements of the Company's strategy include:

   * Emphasis on product design and development to reinforce the exclusivity of Ann Taylor merchandise by expanding the Company's fabric and merchandise design team.

   * Renewed focus on consistent quality and fit by strengthening the production management team responsible for technical design and factory and merchandise quality assurance.

  * Development of the Company's global and direct sourcing capabilities to reduce costs and shorten lead times. The Company increased its merchandise purchases through its direct sourcing joint venture, which acts as an agent exclusively for Ann Taylor, placing orders directly with manufacturers, from 23.5% of merchandise purchased in fiscal 1993 to 36.3% in fiscal 1994.

  * Development of a merchandise pricing structure that emphasizes consistent every day value rather than promotions, adding to the credibility of the Ann Taylor brand.


  * Introduction of product line extensions building on the strength of the Ann Taylor brand name. Over the past three years, the Company has (i) increased its presence in casual wear by introducing its own line of denim known as ATdenim,
     (ii) introduced Ann Taylor petites, (iii) introduced its signature fragrance "destination" and a limited line of related personal care products, (iv) introduced its "Action" label active wear line and (v) begun testing "Navy label" merchandise, which offers career separates and dresses at somewhat higher price points to compete with designer bridge and diffusion lines.

  *  Introduction of two larger store prototypes.  Since
     1993, most new and expanded Ann Taylor Stores average approximately 6,000 square feet and, in certain premier markets, new and expanded stores are approximately 10,000 to 12,000 square feet. These store prototypes are designed to allow the proper presentation of Ann Taylor product extensions, reinforce the Ann Taylor total wardrobing concept and improve customer service and ease of shopping.

  * Introduction of additional channels of distribution. In addition to its Ann Taylor Stores, at the end of fiscal 1994 the Company operated 21 Ann Taylor Factory Stores, which were introduced beginning in 1993, and five AnnTaylor Studio stores, a free-standing shoe and accessory store concept introduced in fall 1994. In 1995 the Company will begin testing AnnTaylor Loft stores, a moderate price store concept.

  * Increased investment in more sophisticated point-of-sale and inventory management systems, including the integration of the Company's merchandise planning, store assortment planning, and merchandise allocation and replenishment systems. These enhancements are designed to enable the Company to manage its business more effectively and cost efficiently by improving customer service and providing the ability to better manage inventory levels.

  * Construction of a 256,000 square foot distribution center in Louisville, Kentucky to replace, in late spring
     1995, the Company's existing 90,000 square foot distribution facilities in Connecticut. See "Properties".


ITEM 2.  Properties

   As of January 28, 1995, the Company had 262 stores, all of which were leased. The leases typically provide for an initial five-to ten-year term and grant the Company the right to extend the term for one or two additional five-year periods. In most cases, the Company pays a minimum rent plus a contingent rent based on the store's net sales in excess of a specified threshold. The contingent rental payment is typically 5% of net sales in excess of the applicable threshold. Substantially all of the leases require the Company to pay insurance, utilities and repair and maintenance expenses and contain tax escalation clauses.

   The Company also leases corporate offices at 142 West 57th Street, New York and office space and its distribution center in New Haven. The lease for the distribution center expires in September 1995. In 1994, the Company purchased property in Louisville, Kentucky on which it is constructing a 256,000 square foot facility to replace the Company's existing distribution center facilities in Connecticut. The Company expects to begin testing the flow of merchandise through this facility in May 1995 and expects the facility to be fully operational in late spring 1995. The Company expects capital expenditures to build and equip the distribution center to total approximately $16.0 million.


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

=================================================================

                             PART II



ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

   There is no public market for the common stock of the Company. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by ATSC.

   The payment of dividends by the Company to ATSC is subject to certain restrictions under the Company's bank revolving credit agreement (the "Revolving Credit Agreement") and the indenture relating to the 8-3/4% Subordinated Notes due 2000
(the "8-3/4% Notes").


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1994 Compared to Fiscal 1993

   The Company's net sales increased to $658,804,000 in 1994 from $501,649,000 in 1993, an increase of $157,155,000, or
31.3%. The increase in net sales was attributable to the inclusion of a full year of operating results for the 13 stores opened and 12 stores expanded during 1993, the opening of 35 new stores and expansion of 25 stores in 1994 and a 13.7% increase in comparable store sales. The 13.7% increase in comparable stores sales was due primarily to customer acceptance of the Company's merchandise offerings in 1994, including product extensions such as Ann Taylor petites, shoes and "destination". The sales increase was partially offset by the closing of four stores in 1994.

   Gross profit as a percentage of net sales decreased slightly to 45.7% in 1994 from 45.8% in 1993. This decrease was attributable to increased cost of goods sold resulting from lower initial markups, offset by lower markdowns associated with reduced promotional activities.

   Selling, general and administrative expenses as a percentage of net sales decreased to 32.5% in 1994 from 33.8% in 1993. The decrease was primarily attributable to the leveraging of four-wall expenses over a larger sales base and was partially offset by increased expenditures relating primarily to the Company's information systems, expansion of the Company's merchandising and product design teams, and higher catalog expenses.

   Operating income increased to $77,291,000, or 11.7% of net sales, in 1994, from $49,021,000, or 9.8% of net sales, in 1993.
Operating income for 1993 was reduced by a $2,000,000 restructuring charge representing .4% of net sales.
Amortization of goodwill from the Acquisition was $9,506,000 in 1994 and $9,508,000 in 1993. Operating income without giving effect to such amortization was $86,797,000, or 13.2% of net sales, in 1994, and $58,529,000, or 11.6% of net sales, in 1993.

   Interest expense was $14,229,000, including $978,000 of non-cash interest expense, in 1994 and $17,696,000, including $4,199,000 of non-cash interest expense, in 1993. The decrease in interest expense is attributable to lower interest rates applicable to the Company's debt obligations in the 1994 period, resulting principally from refinancing transactions entered into in the fall of 1993 and summer of 1994 and the reduction of the Company's long-term debt with the net proceeds from the public offering of 1,000,000 shares of ATSC common stock at a price of $32.00 per share in May 1994. After taking into account the Company's interest rate swap agreement (see Financial Statement
Note 4), all of the Company's debt obligations bear interest at variable rates. The weighted average interest rate on the Company's outstanding indebtedness at January 28, 1995 was 8.90% compared to 6.22% at January 29, 1994. Because the Company's debt bears interest at variable rates, the Company's interest expense for fiscal 1994 is not necessarily indicative of interest expense for future periods.

   The income tax provision was $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in the 1994 period compared to $17,189,000, or 54.5% of income before income taxes and extraordinary loss, in 1993. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.



   In connection with the debt refinancing activities undertaken by the Company in 1994 (see Financial Statement Notes 3 and 4), the Company incurred an extraordinary loss of $1,522,000
($868,000 net of income tax benefit).

   As a result of the foregoing factors, the Company had net income of $31,752,000, or 4.8% of net sales, for 1994 compared to net income of $3,209,000, or 0.6% of net sales, for 1993.


ITEM 8.  Financial Statement and Supplementary Data

   The following consolidated financial statements of the Company for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 are included as a part of this Report (See
Item 14):

   Consolidated Statements of Operations for the fiscal years ended January 28, 1995, January 29, 1994 and January 30,
    1993.

   Consolidated Balance Sheets as of January 28, 1995 and
    January 29, 1994.

   Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995, January 29, 1994 and January 30,
    1993.

   Notes to Consolidated Financial Statements.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

====================================================================

                              PART IV





ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  List of documents filed as part of this Annual Report:

        The following consolidated financial statements of the Company and the independent auditors' report are included on pages 11 through 24 and are filed as part of this Annual Report:

        Consolidated Statements of Operations for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993; Consolidated Balance Sheets as of January 28, 1995 and January 29, 1994; Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993; Notes to Consolidated Financial Statements; Independent Auditors' Report.

   (b)  Reports on Form 8-K
        None.

   (c)  Exhibits
        The exhibits listed in the following exhibit index are filed as a part of this Annual Report.


Exhibit Number
- --------------

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

  10.1 Credit Agreement, dated as of June 28, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.

  10.1.1 Amendment No. 1 to Credit Agreement, dated as of August 10, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

  10.1.2 Amendment No. 2 to Credit Agreement dated as of October 6, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.1.3  Amendment No. 3 to Credit Agreement dated as of
          December 23, 1993, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

  10.1.4  Amendment No. 4 to Credit Agreement dated as of
           January 24, 1994, between Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), Bank of Montreal, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.6.4 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

  10.2 Guaranty, dated as of June 28, 1993, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.

  10.3 Security and Pledge Agreement, dated as of June 28, 1993, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.

  10.4 Revolving Credit Agreement, dated as of July 29, 1994, between the Company, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.4 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.4.1 Amendment No. 1 to the Revolving Credit Agreement, dated as of January 27, 1995, between the Company, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

  10.5 Guaranty, dated as of July 29, 1994, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.5 on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.6 Pledge Agreement, dated as of July 29, 1994, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.7 Pledge Agreement, dated as of July 29, 1994 made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 30, 1994 filed on September 12, 1994.

  10.8 Form of Investor Stock Subscription Agreement, dated February 8, 1989, between ATSC and each of the ML Entities. Incorporated by reference to Exhibit No.
          10.15 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

  10.9  1989 Stock Option Plan.  Incorporated by reference to
          Exhibit No. 10.18 to the Registration Statement of
          ATSC and Ann Taylor filed on May 3, 1989 (Registration
          No. 33-28522).

  10.9.1 Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1993.

10.10 Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit No. 10.21 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.10.1 First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit No. 10.17.1 to the Registration Statement of ATSC filed on April 11, 1991 (Registration No. 33-39905).

10.10.2 Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of ATSC filed on April 29, 1993.

10.10.3 Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.10.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit
          10.15.4 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.10.5 Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor.
          Incorporated by reference to Exhibit 10.15.5 to the Annual Report on Form 10-K of ATSC filed on April 27,
          1995.

10.11 Lease, dated December 1, 1985, between Hamilton Realty Co. and Ann Taylor concerning the New Haven distribution center. Incorporated by reference to Exhibit No. 10.22 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.11.1  Agreement, dated March 22, 1993, between Hamilton
          Realty Co. and Ann Taylor amending the New Haven distribution center lease. Incorporated by reference to Exhibit No. 10.14.1 to the Annual Report on Form 10-
          K of Ann Taylor filed on April 30, 1993.

10.11.2 Extension dated February 24, 1994, between Hamilton Realty Co. and Ann Taylor extending the New Haven distribution center lease. Incorporated by reference to Exhibit 10.16.2 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.11.3  Extension dated May 23, 1994, between Hamilton Realty
          Co. and Ann Taylor extending the New Haven distribution center lease. Incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.11.4 Extension dated March 13, 1995, between Hamilton Realty Co. and Ann Taylor extending the New Haven distribution center lease. Incorporated by reference to Exhibit 10.16.4 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.12   Agreement, dated April 12, 1993, between Dixson
          Associates and Ann Taylor amending the 3 East 57th
          Street lease.  Incorporated by reference to Exhibit
          No. 10.15.1 to the Annual Report on Form 10-K of Ann
          Taylor filed on April 30, 1993.

10.13 Tax Sharing Agreement, dated as of July 13, 1989, between ATSC and Ann Taylor. Incorporated by reference to Exhibit No. 10.24 to Amendment No. 2 to the Registration Statement of ATSC and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

10.14 Employment Agreement, effective as of February 3, 1992, between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of ATSC filed on April 28, 1992.

10.15 Employment Agreement dated as of February 1, 1994 between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of ATSC filed on December 9, 1994.

10.16 The AnnTaylor Stores Corporation 1992 Stock Option Plan. Incorporated by reference to Exhibit No. 4.3 to ATSC's Registration Statement on Form S-8 filed with the Commission on August 10, 1992 (Registration No. 33-50688).

10.16.1 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan Amended and Restated as of February 23, 1994. Incorporated by reference to ATSC's Registration Statement on Form S-8 filed with the Commission on June 30, 1994 (Registration No. 33-50688).

10.17 Management Performance Compensation Plan. Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

10.17.1  Amended and restated Management Performance Compensation
          Plan as approved by stockholders on June 1, 1994.
          Incorporated by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of ATSC filed on
          April 27, 1995.

10.17.2  Amendment to the AnnTaylor Stores Corporation
          Management Performance Compensation Plan dated as of
          February 24, 1995.  Incorporated by reference to
          Exhibit 10.22.2 to the Annual Report on Form 10-K of
          ATSC filed on April 27, 1995.

10.18 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on December 15, 1992.

10.19 Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.27 to ATSC's Annual Report on Form 10-K filed on April 30, 1993.

10.20 Agreement among Defendants to the Stipulation of Settlement dated February 16, 1993 providing for the settlement of Consolidated Action. Incorporated by reference to Exhibit 10.28 to ATSC's Annual Report on
          Form 10-K filed on April 30, 1993.

10.21 Opinion Re Settlement Plan of Allocation and Application for Attorney's Fees and Expenses dated May 25, 1993, In Re AnnTaylor Stores Securities Litigation. Incorporated by reference to Exhibit 10.3 to ATSC's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1993 filed on May 28, 1993.

10.22 Consulting and Severance Agreement dated April 6, 1993 between ATSC and Joseph J. Schumm. Incorporated by reference to Exhibit 10.30 to ATSC's Annual Report on
          Form 10-K filed on April 30, 1993.

10.22.1 Consulting and Severance Agreement dated March 21, 1994 between ATSC, the Company and Bert A. Tieben. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended April 30, 1994 filed on June 13, 1994.

10.23 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.24 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

10.25 Agreement, dated July 13, 1993, among Cygne Designs, Inc., CAT US, Inc., C.A.T. (Far East) Limited and Ann Taylor. Incorporated by reference to Exhibit 10.8 on Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)

10.26 Receivables Financing Agreement dated January 27, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

10.26.1 First Amendment to Receivables Financing Agreement, dated as of May 31, 1994, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Corporation and PNC Bank National Association. Incorporated by reference to Exhibit
          10.31.1 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.26.2 Second Amendment to Receivables Financing Agreement, dated as of March 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association. Incorporated by reference to
          Exhibit 10.31.2 to the Annual Report on Form 10-K of ATSC filed on April 27, 1995.

10.27 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc.
          Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of ATSC filed on March 31,
          1994.

10.28   AnnTaylor Stores Corporation Deferred Compensation Plan.
          Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 27,
          1995.

====================================================================

                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANNTAYLOR, INC.

                              By:   /s/ PAUL E.  FRANCIS
                                   --------------------------
                                      Paul E. Francis
                                      Executive Vice President
                                      Finance and Administration -
                                      Chief Financial Officer

                              By:   /s/ WALTER J. PARKS
                                   ------------------------------
                                      Walter J. Parks
                                      Senior Vice President -
                                      Finance -
                                      Principal Accounting
                                      Officer

Date:   April 27, 1995
        ---------------



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ SALLY FRAME KASAKS     Chairman, Chief Executive  April 27, 1995
- -----------------------    Officer and Director       --------------
    Sally Frame Kasaks


/s/ PAUL E. FRANCIS        Executive Vice President    April 27, 1995
- -----------------------    Finance and Administration  --------------
                               and Director


/s/ GERALD S. ARMSTRONG    Director                    April 27, 1995
- -----------------------                                ---------------
    Gerald S. Armstrong


/s/ JAMES J. BURKE, JR.    Director                   April 27, 1995
- ----------------------                                ---------------
    James J. Burke, Jr.


/s/ ROBERT C. GRAYSON     Director                   April 27, 1995
- ---------------------                                ---------------
    Robert C. Grayson


/s/ ROCHELLE B. LAZARUS   Director                   April 27, 1995
- -----------------------                              ----------------
    Rochelle B. Lazarus


/s/ HANNE M. MERRIMAN     Director                   April 27, 1995
- ----------------------                               ----------------
    Hanne M. Merriman

   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   No annual report or proxy material with respect to any annual or other meeting of security holders has been sent to security holders.

=======================================================================
                      ANNTAYLOR, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page
                                                            ----

Independent Auditors' Report                                 12

Consolidated Financial Statements:

 Consolidated Statements of Operations for the fiscal
   years ended January 28, 1995,
   January 29, 1994 and January 30, 1993                     13

 Consolidated Balance Sheets as of January 28, 1995
   and January 29, 1994                                      14

 Consolidated Statements of Cash Flows for the
   fiscal years ended January 28, 1995,
   January 29, 1994 and January 30, 1993                     15

 Notes to Consolidated Financial Statements                  16

 =================================================================

                 INDEPENDENT AUDITORS' REPORT



To the Stockholder of
ANNTAYLOR, INC.:

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


New Haven, Connecticut
April 5, 1995

=====================================================================

                        ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Fiscal Years Ended January 28, 1995, January 29, 1994
                     and January 30, 1993





                                             Fiscal Years Ended
                                   ----------------------------------------
                                   January 28,   January 29,   January 30,
                                       1995          1994          1993
                                   -----------   -----------    -----------
                                                (in thousands)

Net sales (including leased
  shoe departments in 1992)        $658,804      $501,649        $468,381
Cost of sales                       357,783       271,749         264,301
                                    -------       -------         -------

Gross profit                        301,021       229,900         204,080

Selling, general and
  administrative expenses           214,224       169,371         152,072
Distribution center
  restructuring charge                  ---         2,000             ---
Amortization of goodwill              9,506         9,508           9,504
                                    -------       -------         -------

Operating income                     77,291        49,021          42,504

Interest expense                     14,229        17,696          21,273
Stockholder litigation
  settlement                            ---           ---           3,905
Other (income) expense, net             168          (194)            259
                                    -------       -------         -------

Income before income taxes and
  extraordinary loss                 62,894        31,519          17,067
Income tax provision                 30,274        17,189          11,150
                                    -------       -------         -------

Income before extraordinary loss     32,620        14,330           5,917

Extraordinary loss (net of income
  tax benefit of $654,000 and
  $6,123,000, respectively)             868        11,121            ---
                                    -------       -------         -------

   Net income                       $31,752        $3,209         $5,917
                                    =======        ======         ======




         See accompanying notes to consolidated financial statements.

==========================================================================

                               ANNTAYLOR, INC.
                        CONSOLIDATED BALANCE SHEETS
                    January 28, 1995 and January 29, 1994


                                           January 28,     January 29,
                                               1995           1994
                                           ------------    ------------
                                                  (in thousands)
                        ASSETS
Current assets
 Cash                                      $ 1,551            $    292
 Accounts receivable, net of allowances
   of $931,000 and $787,000,
   respectively                             61,211              49,279
 Merchandise inventories                    93,705              60,890
 Prepaid expenses and other current
   assets                                    7,956               7,184
 Deferred income taxes                       3,650               3,750
                                           -------             -------
   Total current assets                    168,073             121,395

Property and equipment
 Land                                          499                 ---
 Leasehold improvements                     43,370              30,539
 Furniture and fixtures                     59,105              37,596
 Construction in progress                   24,867               8,621
                                           -------             -------
                                           127,841              76,756

   Less accumulated depreciation
     and amortization                       31,503              28,703
                                           -------             -------
   Net property and equipment               96,338              48,053
Goodwill, net of accumulated amortization
  of $57,219,000 and $47,713,000,
  respectively                             323,031             332,537
Investment in CAT                            3,792               2,245
Deferred income taxes                        1,600               1,500
Deferred financing costs, net of
  accumulated amortization of
  $956,000 and $643,000, respectively        2,829               4,990
Other assets                                 2,591               2,679
                                           -------             -------
   Total assets                           $598,254            $513,399
                                          ========            ========


               LIABILITIES AND STOCHOLDER'S EQUITY

Current liabilities
 Accounts payable                          $36,625            $ 33,087
 Accrued salaries and wages                  5,929               4,996
 Accrued rent                                5,243               3,584
 Gift certificates redeemable                3,970               2,699
 Accrued expenses                           14,125              14,989
 Current portion of long-term debt             ---               8,757
                                           -------             -------
   Total current liabilities                65,892              68,112
Long-term debt                             200,000             180,243
Other liabilities                            6,250               5,773
Commitments and contingencies

Stockholder's equity
 Common stock, $1.00 par value;
  1,000 shares authorized;
  1 share issued and outstanding                  1                  1
 Additional paid-in capital                 311,115            276,026
 Retained earnings (accumulated deficit)     14,996            (16,756)
                                           --------            -------
   Total stockholder's equity               326,112            259,271
                                           --------            -------
   Total liabilities and stockholder's
     equity                                $598,254           $513,399
                                           ========           ========


      See accompanying notes to consolidated financial statements.

==========================================================================

                             ANNTAYLOR, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Fiscal Years Ended January 28, 1995, January 29, 1994
                          and January 30, 1993


                                                  Fiscal Years Ended
                                       --------------------------------------
                                       January 28,    January 29,  January 30,
                                          1995           1994         1993
                                       ----------     -----------  ----------

                                                    (in thousands)
Operating activities:
  Net income                           $ 31,752        $  3,209     $  5,917
  Adjustments to reconcile net
   income to net cashprovided
   by operating activities:
    Extraordinary loss                    1,522          17,244          ---
    Distribution center
     restructuring charge                   ---           2,000          ---
    Equity earnings in CAT               (1,547)           (517)         ---
    Provision for loss on accounts
     receivable                           1,727           1,171        1,240
    Depreciation and amortization        11,787           8,505        7,486
    Amortization of goodwill              9,506           9,508        9,504
    Amortization of deferred
     compensation                           298             279          929
    Non-cash interest                       978           4,199        8,581
    Deferred income taxes                   ---          (1,750)      (1,500)
    Loss on disposal of property
     and equipment                        1,268             312           72
    Increase in receivables             (13,659)         (7,447)      (2,539)
    Increase in merchandise inventories (32,815)        (10,583)      (4,325)
    Increase in prepaid expenses and
     other current assets                  (772)         (1,280)        (187)
    Decrease (increase) in refundable
     income taxes                           ---           5,097       (2,078)
    Increase (decrease) in accounts
     payable and accrued liabilities      6,537          18,218         (250)
    Decrease (increase) in other
     non-current assets and
     liabilities, net                       567            (843)         729
                                        -------         -------      -------
  Net cash provided by operating
   activities                            17,149          47,322       23,579
                                        -------         -------      -------

Investing activities:
  Purchases of property and equipment   (61,341)        (25,062)      (4,303)
  Investment in CAT                         ---          (1,640)         (88)
                                        -------         -------       -------
  Net cash used by investing activities (61,341)        (26,702)      (4,391)
                                        -------         -------       -------

Financing activities:
  Borrowings (repayments) under line
   of credit agreement                   64,000          (3,500)       2,500
  Decrease in bank overdrafts               ---          (2,361)      (4,660)
  Payments of long-term debt            (56,000)       (137,610)     (26,000)
  Purchase of Subordinated Debt
   Securities                               ---         (93,689)         ---
  Net proceeds from 8-3/4% Notes            ---         107,387          ---
  Proceeds from Term Loan                   ---          80,000          ---
  Parent company contributions            34,791         10,485        8,988
  Proceeds from Receivables Facility       3,000         33,000          ---
  Purchase of 8-3/4% Notes                   ---        (10,225)         ---
  Payment of financing costs                (340)        (4,041)         ---
                                         -------        -------      -------
  Net cash provided by (used by)
   financing activities                   45,451        (20,554)     (19,172)
                                         -------        -------      -------

Net increase in cash                       1,259             66           16
Cash, beginning of year                      292            226          210
                                         -------        -------      -------
Cash, end of year                         $1,551         $  292       $  226
                                         =======        =======      =======

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the year
   for interest                          $13,211        $12,664     $ 13,917
                                         =======        =======     ========
  Cash paid during the year
   for income taxes                      $26,242        $ 5,114     $ 11,192
                                         =======        =======     ========


        See accompanying notes to consolidated financial statements.

============================================================================

                               ANNTAYLOR, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Summary of Significant Accounting Policies

   AnnTaylor, Inc. (the "Company') is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.

   All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor
Stores Corporation ("ATSC").

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.

   Certain fiscal 1993 and 1992 amounts have been reclassified to conform to the fiscal 1994 presentation.

   Fiscal Year

   The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year.

   Finance Service Charge Income

   Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $6,871,000 for fiscal 1994, $6,166,000 for fiscal 1993 and $5,608,000 for fiscal 1992.

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

   Leased Shoe Department Sales

   Net sales include leased shoe department sales of $8,207,000 for fiscal 1992. Leased shoe departments were phased out by February 1, 1993. Accordingly, there were no leased shoe department sales during fiscal 1993 or 1994. The gross profit margin on leased shoe department sales was approximately 14.4%.

   Deferred Financing Costs

   Deferred financing costs are being amortized using the interest method over the terms of the related debt.

   Goodwill

   Goodwill is being amortized on a straight-line basis over 40 years. On an annual basis the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.

   Income Taxes

   During the first quarter of 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. Adoption of SFAS 109 did not have a material effect on the results of operations.

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


2. Restructuring

   The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation. The relocation is expected to be completed by late spring 1995.


3. Extraordinary Items

   On May 18, 1994, ATSC completed a public offering of 1,000,000 shares of common stock (the "ATSC Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 (after payment of underwriting discounts and expenses of the ATSC Offering payable by ATSC). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the ATSC Offering were contributed to the Company and subsequently used by the Company to reduce the term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the ATSC Offering and refinancing of long-term debt (see Note 4) resulted in an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit).

   The ATSC Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") (the "Selling Stockholders") of 4,075,000 shares of ATSC's common stock held by them. ATSC did not receive any of the proceeds of the shares sold by the Selling Stockholders.

   In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of the Company's 14-3/8% Senior Subordinated Discount Notes due 1999 ("Discount Notes") and its 13-3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of the Company's 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"), and the write-off of deferred financing costs.


4. Long-Term Debt

   The following summarizes long-term debt outstanding at January 28, 1995 and January 29, 1994:

                                    January 28, 1995      January 29, 1994
                                  --------------------   -------------------

                                  Carrying  Estimated    Carrying  Estimated
                                   Amount   Fair Value    Amount   Fair Value
                                  --------  ----------   --------  ----------

                                                (in thousands)
Senior Debt:
 Revolving Credit Agreement       $64,000     $64,000       ---        ---
 Revolving Credit Facility            ---         ---    $2,000     $2,000
 Term loan                            ---         ---    54,000     54,000
8-3/4% Notes                      100,000      97,000   100,000    102,750
Interest rate swap agreement          ---       4,125       ---       (780)
Receivables facility               36,000      36,000    33,000     33,000
                                  -------     -------   -------    -------
       Total debt                 200,000     201,125   189,000    190,970
Less current portion                  ---         ---     8,757      8,757
                                  -------     -------   -------    -------
       Total long-term debt      $200,000    $201,125  $180,243   $182,213
                                 ========    ========  ========   ========


   The bank credit agreement entered into on June 28, 1993 between the Company and Bank of America, as agent for a syndicate of banks (the "Bank Credit Agreement"), provided for an $80,000,000 term loan ("Term Loan") and a $55,000,000 revolving credit facility ("Revolving Credit Facility") (collectively, the "Bank Loans"). The Term Loan was subject to regularly scheduled semi-annual repayments of principal, which commenced on January 15, 1994. The Company made the semi-annual payment of $6,000,000 in January 1994, and an additional payment of $20,000,000. The maximum amount that was able to be borrowed under the Revolving Credit Facility was reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At January 29, 1994, the amount available under the Revolving Credit Facility was $46,150,000.

   In May 1994, ATSC contributed to the Company $30,000,000 of the net proceeds from the ATSC Offering referred to in Note 3 above, to reduce the amount of the Term Loan outstanding under its then-existing bank credit agreement.

   In July 1994, the Company completed the refinancing of its outstanding bank debt by entering into a new credit agreement (the "Revolving Credit Agreement"), which under its original terms provided for a revolving loan facility of $75,000,000.
The Revolving Credit Agreement was amended on January 27, 1995 to provide for borrowings of up to $125,000,000. The Company borrowed funds under this revolving credit facility to prepay in full its outstanding Term Loan and other obligations under its then-existing bank credit agreement.

   The Revolving Credit Agreement has an initial term of three years. The maximum amount that may be borrowed under this facility is reduced by the amount of commercial and standby letters of credit outstanding. There are no amortization payments required to be made under the agreement during its term, although the Company is required to reduce the outstanding loan balance under the facility to $67,000,000 or less for thirty consecutive days during fiscal 1995 and to $50,000,000 or less for thirty consecutive days in each fiscal year thereafter. At January 28, 1995, the amount available under the Revolving Credit Agreement was $54,570,000.

   The Revolving Credit Agreement bears interest at a rate per annum equal to, at the Company's option, Bank of America's (1) Base Rate, or (2) Eurodollar rate plus .75%. In addition, the Company is required to pay Bank of America a quarterly commitment fee of .30% per annum of the unused revolving loan commitment. At January 28, 1995, the $64,000,000 outstanding under the Revolving Credit Agreement bore interest at the weighted average rate of 7.23% per annum.

   Under the terms of the Revolving Credit Agreement, Bank of America obtained a pledge of the Company's common stock. In addition, the Revolving Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth.

   Beginning in the fourth quarter of 1993, the Company sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary, which uses the receivables to secure borrowings under a receivables financing facility due 1996 (the "Receivables Facility"). As of January 28, 1995, $36,000,000 was outstanding under the Receivables Facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its accounts receivable balance. The interest rate as of January 28, 1995 was 6.5%. At January 28, 1995, AnnTaylor Funding, Inc. had total assets of approximately $50,348,000 all of which are subject to the security interest of the lender under the Receivables Facility.

   On June 28, 1993, the Company issued $110,000,000 principal amount of its 8-3/4% Notes, the net proceeds of $107,387,000 of which were used in part to repay the outstanding indebtedness under the Company's then-existing bank credit agreement. The outstanding principal amount of these notes as of January 28, 1995 was $100,000,000.

   In July 1993, the Company entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. The swap agreement matures in July 1996. The Company is currently receiving a fixed rate of 4.75% and paying a variable rate of 6.75%. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of non-performance by the other party to the swap agreement; however, the Company does not anticipate any such losses.

   The aggregate principal payments of all long-term obligations for the next five fiscal years are as follows:

      Fiscal Year                            (in thousands)
      -----------
        1995                                       ---
        1996                                     $36,000
        1997                                      64,000
        1998                                       ---
        1999                                       ---


   At January 28, 1995 and January 29, 1994, the Company had outstanding commercial and standby letters of credit under its credit facilities with Bank of America totaling $6,430,000 and $6,850,000, respectively.

   In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its debt instruments and interest rate swap using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.



5. Allowance for Doubtful Accounts

   A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 is as follows:

                                         Fiscal Years Ended
                                -------------------------------------
                                January 28,   January 29,  January 30,
                                    1995         1994         1993
                                -----------   -----------  ------------
                                            (in thousands)

Balance at beginning of year       $   787      $ 1,006      $   899
Provision for loss on accounts
 receivable                          1,727        1,171        1,240
Accounts written off                (1,583)      (1,390)      (1,133)
                                    ------       ------       ------
Balance at end of year             $   931      $   787      $ 1,006
                                   =======      =======      =======



6. Commitments and Contingencies

   The Company occupies its retail stores, New Haven distribution center and administrative facilities under operating leases, most of which are non-cancellable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require the Company to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.

   Future minimum lease payments under non-cancellable operating leases at January 28, 1995 are as follows:

      Fiscal Year                           (in thousands)
      ----------
        1995                                    $ 36,415
        1996                                      34,647
        1997                                      32,891
        1998                                      31,614
        1999                                      29,253
        2000 and thereafter                      113,757
                                                 -------
            Total                               $278,577
                                                 =======

   Rent expense for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 was as follows:

                                       Fiscal Years Ended
                             ---------------------------------------
                             January 28,    January 29,   January 30,
                                1995            1994         1993
                             -----------    -----------   -----------
                                         (in thousands)

Minimum rent                    $35,382       $28,076      $24,933
Percentage rent                   4,684         3,343        4,217
                                 ------        ------       ------
     Total                      $40,066       $31,419      $29,150
                                =======       =======      =======

   In January 1993, ATSC and the other defendants agreed to settle a stockholder class action lawsuit filed against them in October 1991. As a result of the settlement, ATSC was required to pay to or for the benefit of the plaintiff class $2,800,000 (after application of insurance proceeds). To provide for the settlement, ATSC charged the Company $3,905,000, which includes certain of the legal defense costs and other expenses associated with the suit, in its fiscal 1992 financial statements.

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


7. Certain Relationships and Related Transactions

   Transactions with Merrill Lynch and its Affiliates

   At January 28, 1995, certain affiliates of ML&Co. held approximately 28.7% of ATSC's outstanding common stock. Two of the members of the Board of Directors of the Company and ATSC serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and ATSC.

  In January 1993, in connection with the settlement of a stockholder class action lawsuit, ATSC, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and ML&Co., among others, entered into an agreement pursuant to which ML&Co. paid $750,000 and ATSC paid the balance of the settlement to or for the benefit of the plaintiffs. ATSC also reimbursed Merrill Lynch $128,000 for certain costs incurred by it in connection with the class action in fiscal 1992, pursuant to ATSC's indemnification obligations.

  The Company paid commissions aggregating approximately $2,692,000 to Merrill Lynch in 1993 in connection with the issuance of the 8-3/4% Notes, and repurchases of Discount Notes, Notes and 8-3/4% Notes. In 1994, ATSC also paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the ATSC Offering. ATSC agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities law, in connection with the ATSC Offering.

  Transactions with CAT

  In May 1992, the Company commenced a joint venture known as CAT U.S., Inc. ("CAT") with Cygne Designs, Inc. ("Cygne"), which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of January 28, 1995, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting. The Company's agreement with Cygne relating to the parties' ownership of CAT provides that, at any time after July 1, 1995, either Cygne or the Company may offer to purchase the other party's interest in CAT. Merchandise purchased by the Company through CAT was $142,429,000 or 36.3%, and $67,202,000, or 23.5%, of all
merchandise purchased by the Company in 1994 and 1993, respectively. Accounts payable to CAT in the ordinary course of business was approximately $4,800,000 and $3,100,000 as of January 28, 1995 and January 29, 1994, respectively.



8. Income Taxes

   The provision for income taxes for the fiscal years ended
January 28, 1995, January 29, 1994 and January 30, 1993 consists of the following:

                                          Fiscal Years Ended
                             -----------------------------------------
                             January 28,    January 29,     January 30,
                                 1995          1994            1993
                             -----------    -----------     ------------

                                           (in thousands)
   Federal:
    Current                      $22,534       $14,339        $9,300
    Deferred                         ---        (1,750)       (1,500)
   State and local                 7,740         4,600         3,350
                                 -------       -------       -------
    Total                        $30,274       $17,189       $11,150
                                 =======       =======       =======

   The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 28, 1995, January 29, 1994 and
January 30, 1993 is as follows:

                                               Fiscal Years Ended
                                      ------------------------------------

                                     January 28,   January 29,  January 30,
                                        1995           1994        1993
                                     ----------    ----------   -----------

                                                 (in thousands)
Income before income taxes and
  extraordinary loss                   $62,894       $ 31,519     $17,067
                                       =======       ========     =======

Federal statutory rate                      35%            35%         34%
                                       =======       ========     =======

Provision for income taxes at
  federal statutory rate               $22,013       $ 11,032      $5,803
State and local income taxes,
  net of federal income tax benefit      5,031          2,990       2,211
Non-deductible amortization of
  goodwill                               3,327          3,328       3,232
Other                                      (97)          (161)        (96)
                                       -------        -------     -------
   Provision for income taxes          $30,274        $17,189     $11,150
                                       =======        =======     =======


  The tax effects of significant items comprising the Company's net deferred tax assets as of January 28, 1995 and January 29,
1994 are as follows:
                                            January 28,      January 29,
                                                1995            1994
                                            -----------      -----------

                                                  (in thousands)
   Current:
    Inventory                                 $1,464          $   981
    Accrued expenses                           1,524            1,288
    Restructuring                                700              700
    Other                                        (38)             781
                                              ------           ------

   Total current                              $3,650           $3,750
                                              ======           ======

   Noncurrent:
    Depreciation                               $ 340           $  125
    Rent expense                               2,052            1,375
    Other                                       (792)             ---
                                              ------           ------

   Total noncurrent                           $1,600           $1,500
                                              ======           ======


9. Retirement Plans

   Savings Plan. The Company maintains a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for fiscal 1994, fiscal 1993 and fiscal 1992 were $333,000, $199,000 and $111,000, respectively.

   Pension Plan. Substantially all employees of the Company are covered under a noncontributory defined benefit pension plan. The pension plan is a "cash balance pension plan". An account balance is established for each participant which is credited with a benefit based on compensation and years of service with the Company. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

   The following table sets forth the funded status of the Pension Plan at January 28, 1995, January 29, 1994 and January
30, 1993, in accordance with Statement of Financial Accounting
Standards No. 87, "Employers' Accounting for Pensions":

                                     January 28,  January 29,  January 30,
                                        1995          1994        1993
                                     -----------  -----------  ----------

                                            (dollars in thousands)

Actuarial present value of
 benefits obligation:
Accumulated benefit obligation,
 including vested benefits of
 $1,500,000, $1,056,000 and
 $702,000, respectively                   $2,516     $2,401      $  1,832
                                          ======     ======      ========

Projected benefit obligation
 for service rendered to date             $2,516     $2,401      $  1,832
Plan assets at fair value                  2,522      2,344         1,847
                                          ------     ------      --------

Plan assets in excess of projected
 benefit obligation (projected
 benefit obligation in excess of
 plan assets)                                  6        (57)           15
Unrecognized net gain                       (136)       (58)          ---
                                         -------     ------       -------

Prepaid (accrued) pension cost             $(130)     $(115)     $     15
                                         =======     ======      ========

Net periodic pension cost for
 fiscal 1994, 1993 and 1992
 included the following components:
Service cost/benefits earned
 during the year                        $    622      $ 680       $  521
Interest cost on projected benefit
 obligation                                  133        117          100
Actual loss (return) on plan assets           72       (124)        (100)
Net amortization and deferral               (285)       (36)           9
                                        --------      -----       ------

Net periodic pension cost                   $542      $ 637       $  530
                                        ========      =====        =====

Assumptions used to determine the
 projected benefit obligation
 and plan assets were:
  Discount rate                              8.5%       7.0%         7.0%
  Rate of increase in compensation level     5.5%       4.0%         4.0%
  Expected long-term rate of return on
   assets                                    8.0%       8.0%         9.0%



10. Stockholder's Equity

    The following summarizes the changes in stockholder's equity during fiscal 1994, fiscal 1993 and fiscal 1992:




                                                        Retained      Total
                                            Additional  Earnings      Stock-
                                  Common     Paid-In  (Accumulated   holder's
                                   Stock     Capital      Deficit)    Equity
                                  -----     --------- -----------   ---------
                                                 (in thousands)

Balance at February 1, 1992        $    1    $255,345   $(25,882)    $229,464
     Net income                       ---         ---      5,917        5,917
     Parent company contributions     ---       9,917        ---        9,917
                                   -------    -------    -------      -------
   Balance at January 30, 1993          1     265,262    (19,965)     245,298
     Net income                       ---         ---      3,209        3,209
     Parent company contributions     ---      10,764        ---       10,764
                                   -------    -------     --------     -------
   Balance at January 29, 1994          1     276,026    (16,756)     259,271
     Net income                       ---         ---     31,752       31,752
     Parent company contributions     ---      35,089        ---       35,089
                                   -------    -------    --------     -------
   Balance at January 28, 1995    $     1    $311,115   $ 14,996     $326,112
                                  ========   ========   ========     ========