Form 10-Q
period 1995-04-29
ANNTAYLOR INC
filed 1995-06-13
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 29, 1995

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-11980

                         ANNTAYLOR, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                               51-0297083
- - -------------------------------   --------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY             10019
- - ---------------------------------------      ---------
(Address of principal executive offices)     (Zip Code)


                         (212) 541-3300
      --------------------------------------------------
      (Registrant's telephone number, including area code)

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No ____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                             May 26, 1995
  ------------------------------         ----------------
  Common Stock, $1.00 par value                  1

   This registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

=======================================================================

                       INDEX TO FORM 10-Q


                                                             Page No.
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters Ended April 29, 1995 and
              April 30, 1994                                     3
            Condensed Consolidated Balance Sheets at
              April 29, 1995 and January 28, 1995                4
            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended April 29, 1995 and
              April 30, 1994                                     5
            Notes to Condensed Consolidated Financial
              Statements                                         6

     Item 2. Management's Discussion and Analysis of Operations  8

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                  9

=====================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters Ended April 29, 1995 and April 30, 1994
                           (unaudited)



                                                    Quarters Ended
                                         ---------------------------------
                                         April 29, 1995      April 30, 1994
                                         --------------      --------------

                                                   (in thousands)

Net sales                                   $168,306          $145,283
Cost of sales                                 91,355            76,403
                                             -------           -------

Gross profit                                  76,951            68,880
Selling, general and administrative expenses  62,451            46,973
Amortization of goodwill                       2,377             2,377
                                             -------           -------

Operating income                              12,123            19,530
Interest expense                               4,498             3,456
Other expense, net                                57               140
                                             -------           -------
Income before income taxes                     7,568            15,934
Income tax provision                           4,077             7,874
                                             -------            -------

  Net income                                 $ 3,491           $ 8,060
                                             =======           =======





   See accompanying notes to condensed consolidated financial statements.

   ====================================================================

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               April 29, 1995 and January 28, 1995

                                           April 29, 1995  January 28, 1995
                                           --------------   ---------------
                                            (unaudited)
                                                     (in thousands)
                             ASSETS
Current assets
   Cash                                          $ 1,132            $ 1,551
   Accounts receivable, net of allowances
      of $750,000 and $931,000, respectively      69,021             61,211
   Merchandise inventories                       110,313             93,705
   Prepaid expenses and other current assets       8,668              7,956
   Deferred income taxes                           3,650              3,650
                                                 -------            -------
     Total current assets                        192,784            168,073
Property and equipment
   Land                                              499                499
   Leasehold improvements                         46,392             43,370
   Furniture and fixtures                         62,782             59,105
   Construction in progress                       32,922             24,867
                                                 -------            -------
                                                 142,595            127,841
     Less accumulated depreciation
       and amortization                           34,001             31,503
                                                 -------            -------
     Net property and equipment                  108,594             96,338
Goodwill, net of accumulated amortization of
  $59,596,000 and $57,219,000, respectively      320,654            323,031
Investment in CAT                                  4,039              3,792
Deferred income taxes                              1,600              1,600
Deferred financing costs, net of accumulated
  amortization of $1,149,000 and $956,000,
  respectively                                      2,636             2,829
Other assets                                        2,423             2,591
                                                  -------           -------
     Total assets                                $632,730          $598,254
                                                  =======           =======

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                               $39,403           $36,625
   Accrued rent                                     5,326             5,243
   Accrued expenses                                26,600            24,024
                                                  -------           -------
     Total current liabilities                     71,329            65,892
Long-term debt                                    225,300           200,000
Other liabilities                                   6,392             6,250
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000 shares
     authorized;1 share issued and outstanding          1                 1
   Additional paid-in capital                     311,221           311,115
   Retained earnings                               18,487            14,996
                                                  -------           -------

        Total stockholder's equity                329,709           326,112
                                                  -------           -------
        Total liabilities and stockholder's
          equity                                 $632,730          $598,254
                                                  =======           =======



See accompanying notes to condensed consolidated financial statements.

===========================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Quarters Ended April 29, 1995 and April 30, 1994
                           (unaudited)
                                                       Quarters Ended
                                             ---------------------------------
                                             April 29, 1995     April 30, 1994
                                             ---------------    --------------
                                                       (in thousands)

Operating activities:
 Net income                                       $3,491            $8,060
 Adjustments to reconcile net income to net
   cash (used by) provided by operating
   activities:
   Equity earnings in CAT                          (247)              (150)
   Provision for loss on accounts receivable        122                298
   Depreciation and amortization                  3,566              2,583
   Amortization of goodwill                       2,377              2,377
   Amortization of deferred financing costs         193                348
   Amortization of deferred compensation             26                 45
   Loss on disposal of property and equipment       277                 46
   (Increase) decrease in:
     Receivables                                 (7,932)            (8,986)
     Merchandise inventories                    (16,608)           (11,713)
     Prepaid expenses and other current assets     (401)             2,270
   Increase in:
     Accounts payable                             2,778                601
     Accrued expenses                             1,274              7,489
     Other non-current assets and liabilities,
       net                                          312                244
                                                -------            -------
 Net cash (used by) provided by operating
   activities                                   (10,772)             3,512
Investing activities:
 Purchases of property and equipment            (16,412)            (4,883)
                                                -------             -------
 Net cash used by investing activities          (16,412)            (4,883)
Financing activities:
 Increase in bank overdrafts                      1,385              1,598
 Borrowing under line of credit agreement        27,000              1,000
 Parent company contribution                         80              1,677
 Net repayments of receivables facility          (1,700)            (2,434)
 Payment of financing costs                         ---               (122)
                                                -------            -------
 Net cash provided by financing activities       26,765              1,719
                                                -------            -------
Net (decrease) increase in cash                    (419)               348
Cash, beginning of period                          1,551               292
                                                 -------            -------
Cash, end of period                               $1,132            $  640
                                                 =======            =======
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest         $1,489            $  973
                                                 =======            =======
 Cash paid during the period for income taxes     $1,587            $  631
                                                 =======            =======


See accompanying notes to condensed consolidated financial statements.

============================================================================

                         ANNTAYLOR, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation
- - -------------------------
   The condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1995 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  28,  1995 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc..

   Certain fiscal 1994 amounts have been reclassified to conform to the 1995 presentation.

   It is not considered necessary to include detailed footnote information as of April 29, 1995 and April 30, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1994 Annual Report on Form 10-K.


2. Long-term Debt
- - -------------------
   The  following summarizes long-term debt outstanding at  April
29, 1995:

                                         (in thousands)
      Revolving Credit Agreement           $ 91,000
      8-3/4% Notes                          100,000
      Revolving Receivables Facility         34,300
                                            -------
          Total long-term  debt            $225,300
                                           ========

   At April 29, 1995, the Company and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables financing agreement relating to the Company's fixed charge coverage ratio, which event of noncompliance was waived by Bank of America, NT & SA, as agent for the lenders under the revolving credit agreement, and by the parties to the receivables financing agreement.


Item 2. Management's Discussion and Analysis of Operations
- - -----------------------------------------------------------

Results of Operations

                                                  Quarters Ended
                                               --------------------

                                               April 29,  April 30,
                                                  1995       1994
                                               ---------  ---------
   Number of Stores:
   Open at beginning of period                    262        231
   Opened during period                            15          5
   Expanded during period*                         12          2
   Closed during period                            (2)        (2)
   Open at end of period                          275        234
   Type of Stores Open at End of Period:
      AnnTaylor Stores                            240        223
      AnnTaylor Factory Stores                     23         11
      Ann Taylor Loft stores                        6        ---
      AnnTaylor Studio stores                       6        ---
   ------------

   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended April 29, 1995 Compared to Quarter Ended April  30, 1994
- - ----------------------------------------------------------------------

   The Company's net sales in the first quarter of 1995 increased to $168,306,000 from $145,283,000 in the first quarter of 1994, an increase of $23,023,000 or 15.8%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by the closing of two stores and a 0.7% decrease in comparable store sales in the first quarter of 1995. The decrease in comparable store sales was due primarily to negative comparable sales in the dress department.

   Gross profit as a percentage of net sales decreased to 45.7% in the first quarter of 1995 from 47.4% in the first quarter of 1994. This decrease was attributable to increased cost of goods sold as a percentage of net sales resulting from markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 37.1% of net sales in the first quarter of 1995 compared to 32.3% of net sales in the first quarter of 1994. The 4.8% increase is primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 70% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 15% of the increase) and higher merchandising and design expense (approximately 15% of the increase). The Company has decided to return its catalog format to principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.

   As a result of the foregoing, operating income decreased to $12,123,000, or 7.2% of net sales, in the first quarter of 1995 from $19,530,000, or 13.4% of net sales, in the first quarter of 1994. Amortization of goodwill was $2,377,000 in the first quarter of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $14,500,000, or 8.6% of net sales, in the 1995 period and $21,907,000, or 15.1% of net sales, in the 1994 period.

   Interest expense was $4,498,000, including $193,000 of non-cash interest expense, in the first quarter of 1995, and $3,456,000, including $348,000 of non-cash interest expense, in the first quarter of 1994. The increase in interest expense is primarily attributable to higher interest rates and higher outstanding indebtedness in 1995.

   The income tax provision was $4,077,000, or 53.9% of income before income taxes, in the first quarter of 1995 compared to $7,874,000, or 49.4% of income before income taxes, in the first quarter of 1994. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $3,491,000, or 2.1% of net sales, for the first quarter of 1995 compared to $8,060,000, or 5.5% of net sales, for the first quarter of 1994.

===================================================================

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
               None

         (b)  Reports on Form 8-K:
               None



=================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.


Date:  June 13, 1995               By: /s/  Paul E. Francis
                                       --------------------------
                                       Paul E. Francis
                                        Executive Vice President -
                                        Finance and Administration
                                        (Chief Financial Officer)


Date:  June 13, 1995               By: /s/  Walter J. Parks
                                       ----------------------------
                                       Walter J. Parks
                                        Senior Vice President -
                                        Finance
                                        (Principal Accounting Officer)