Form 10-Q
period 1995-07-29
ANNTAYLOR INC
filed 1995-09-12
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 29, 1995

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-11980

                         ANNTAYLOR, INC.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                               51-0297083
------------------------------    -------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY             10019
---------------------------------------      ---------
(Address of principal executive offices)     (Zip Code)


                         (212) 541-3300
       --------------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X     No_____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 27, 1995
          -----                          ----------------
  Common Stock, $1.00 par value                  1

     This registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



========================================================================

                       INDEX TO FORM 10-Q




                                                              Page No.
                                                              --------
PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended July 29,
              1995 and July 30, 1994                                   3

            Condensed Consolidated Balance Sheets at
              July 29, 1995 and January 28, 1995                       4

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended July 29, 1995 and
              July 30, 1994                                            5

            Notes to Condensed Consolidated Financial
              Statements                                               6

     Item 2.   Management's Discussion and Analysis of Operations      8

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                       10


========================================================================
                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended July 29, 1995 and July 30, 1994
                           (unaudited)

                                        Quarters Ended        Six Months Ended
                                     --------------------     -----------------
                                     July 29,    July 30,    July 29,  July 30,
                                       1995        1994        1995      1994
                                     --------    --------    --------  --------

                                                    (in thousands)

Net sales                            $183,695    $159,936    $352,001  $305,219
Cost of sales                         114,869      87,991     206,224   164,394
                                      -------     -------     -------   -------

Gross profit                           68,826      71,945     145,777   140,825
Selling, general and administrative
  expenses                             67,233      50,836     129,684    97,809
Amortization of goodwill                2,376       2,376       4,753     4,753
                                      -------     -------     -------   -------

Operating income (loss)                  (783)     18,733      11,340    38,263
Interest expense                        4,468       3,117       8,966     6,573
Other (income) expense, net              (231)        186        (174)      326
                                      -------      ------     -------   -------
Income (loss) before income taxes      (5,020)     15,430       2,548    31,364
Income tax provision (benefit)         (1,211)      7,507       2,866    15,381
                                      -------     -------     -------    ------

  Income (loss) before extraordinary
    loss                               (3,809)      7,923       (318)    15,983

  Extraordinary loss (net of income
    tax benefit of $654,000)              ---        (868)       ---       (868)
                                      -------     -------     -------   -------

  Net income (loss)                   $(3,809)    $ 7,055     $ (318)   $15,115
                                      =======     =======     =======   =======



    See accompanying notes to condensed consolidated financial statements.

===============================================================================


                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               July 29, 1995 and January 28, 1995

                                           July 29,            January 28,
                                             1995                  1995
                                           --------            -----------
                                            (unaudited)

                                                    (in thousands)
                             ASSETS
Current assets
   Cash                                   $  1,820             $  1,551
   Accounts receivable, net of allowances
     of $628,000 and $931,000,
     respectively                           72,373               61,211
   Merchandise inventories                  99,411               93,705
   Prepaid expenses and other current
     assets                                 14,302                7,956
   Deferred income taxes                     3,650                3,650
                                           -------              -------
     Total current assets                  191,556              168,073

Property and equipment
   Land and building                         9,175                  499
   Leasehold improvements                   50,573               43,370
   Furniture and fixtures                   72,367               59,105
   Construction in progress                 36,952               24,867
                                           -------              -------
                                           169,067              127,841
     Less accumulated depreciation and
       amortization                         38,950               31,503
                                           -------              -------
     Net property and equipment            130,117               96,338

Goodwill, net of accumulated amortization
  of $61,972,000 and  $57,219,000,
  respectively                             318,278              323,031
Investment in CAT                            4,436                3,792
Deferred income taxes                        1,600                1,600
Deferred financing costs, net of
  accumulated amortization of
   $1,341,000 and $956,000, respectively     2,444                2,829
Other assets                                 2,351                2,591
                                           -------              -------
     Total assets                         $650,782             $598,254
                                          ========             ========

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                       $ 45,425             $ 36,625
   Accrued rent                              6,487                5,243
   Accrued salaries                          4,781                5,929
   Accrued expenses                         12,087               18,095
                                           -------              -------
     Total current liabilities              68,780               65,892
Long-term debt                             249,000              200,000
Other liabilities                            6,874                6,250

Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value;
   1,000 shares authorized;
   1 share issued                                1                    1
   Additional paid-in capital              311,449              311,115
   Retained earnings                        14,678               14,996
                                           -------              -------
        Total stockholder's equity         326,128              326,112
                                           -------              -------
        Total liabilities and
          stockholder's equity            $650,782             $598,254
                                           =======              =======


See accompanying notes to condensed consolidated financial statements.

=========================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Months Ended July 29, 1995 and July 30, 1994
                           (unaudited)

                                                  Six Months Ended
                                             ---------------------------
                                                July 29,       July 30,
                                                  1995           1994
                                                --------       -------

                                                     (in thousands)

Operating activities:
 Net income (loss)                                 $(318)      $15,115
 Adjustments to reconcile net income
   (loss) to net cash (used by)
   provided by operating activities:
   Equity earnings in CAT                           (644)        (694)
   Extraordinary loss                                ---        1,522
   Provision for loss on accounts receivable         457          811
   Depreciation and amortization                   9,139        5,278
   Amortization of goodwill                        4,753        4,753
   Amortization of deferred financing costs          385          613
   Amortization of deferred compensation              52          250
   Loss on disposal of property and equipment        401          759
   (Increase) decrease in:
     Receivables                                 (11,619)      (6,485)
     Merchandise inventories                      (5,706)      (7,418)
     Prepaid expenses and other current assets    (6,346)         931
   Increase (decrease) in:
     Accounts payable                              8,800        3,093
     Accrued expenses                             (5,912)          61
     Other non-current assets and liabilities,
       net                                           864          258
                                                  ------       ------
 Net cash (used by) provided by operating
   activities                                     (5,694)      18,847
Investing activities:
 Purchases of property and equipment             (43,319)     (21,861)
                                                 -------      -------
 Net cash used by investing activities           (43,319)     (21,861)

Financing activities:
 Borrowing under revolving credit agreement       45,000       26,000
 Payment of bank term loan                           ---      (56,000)
 Net proceeds from common stock offering             ---       30,414
 Parent Company contribution                         282        2,121
 Net borrowings under receivables facility         4,000        1,566
 Payment of financing costs                          ---         (122)
                                                 -------      -------
 Net cash provided by financing activities        49,282        3,979
                                                 -------      -------
Net increase in cash                                 269          965
Cash, beginning of period                          1,551          292
                                                 -------      -------
Cash, end of period                              $ 1,820      $ 1,257
                                                 =======      =======

Supplemental Disclosures of Cash Flow
  Information:
 Cash paid during the period for interest       $ 8,035      $ 5,969
                                                 ======      =======

 Cash paid during the period for income taxes   $ 5,915      $14,169
                                                 ======       ======


See accompanying notes to condensed consolidated financial statements.

=======================================================================


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

   It is not considered necessary to include detailed footnote information as of July 29, 1995 and July 30, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1994 Annual Report on Form 10-K.



2. Long-term Debt
   --------------

   The  following summarizes long-term debt outstanding  at  July
29, 1995:

                                         (in thousands)

      Revolving Credit Agreement           $109,000
      8-3/4% Notes                          100,000
      Receivables Facility                   40,000
                                            -------
        Total long-term  debt              $249,000
                                           ========


   The maturity date of the revolving credit agreement was extended through July 29, 1998.


   At July 29, 1995, the Company and AnnTaylor Funding, Inc. were not in compliance with one financial covenant under the revolving credit agreement and the receivables facility relating to the
Company's  fixed  charge coverage ratio.   The  revolving  credit
agreement and the receivables facility were amended as of September 7, 1995 and September 11, 1995, respectively, to reduce the required fixed charge coverage ratio for the second quarter, as a result of which the Company satisfied this covenant, and to reduce the required fixed charge coverage
ratio for the third and fourth quarters  of  1995.   The  amendment
to the revolving credit agreement   also,  among  other  things,
revised the cleandown provision for 1995 to require the Company to reduce the outstanding loan balance under the agreement to $85,000,000 or less for at least fifteen consecutive days during the last six months of fiscal 1995 and added limitations on capital expenditures for fiscal 1995 through 1998 as follows: 1995: $78.2 million; 1996: $45 million; 1997: $30 million; and 1998: $30 million.

==================================================================




Item 2.    Management's Discussion and Analysis of Operations

Results of Operations
                                            Six Months Ended
                                           ------------------
                                           July 29,  July 30,
                                             1995      1994
                                           -------   -------
   Number of Stores:
   Open at beginning of period                262       231
   Opened during period                        29         8
   Expanded during period*                     17        13
   Closed during period                         2         4
   Open at end of period                      289       235
   Type of Stores Open at End of Period:
      AnnTaylor Stores                        247       222
      AnnTaylor Factory Stores                 23        13
      Ann Taylor Loft stores                   11       ---
      AnnTaylor Studio stores                   8       ---

---------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


Six  Months Ended July 29, 1995 Compared to Six Months Ended July
30, 1994

   The Company's net sales in the first six months of 1995 increased to $352,001,000 from $305,219,000 in the first six months of 1994, an increase of $46,782,000 or 15.3%. The increase  in  net sales was attributable to the  opening  of  new stores  and  the  expansion of existing  stores,  offset  by  the closing of two stores and a 3.3% decrease in comparable store sales in the first six months of 1995. The decrease in comparable store sales is attributable to weak customer response to the Company's spring merchandise selections, as well as to continued weakness in demand for women's apparel generally.

   Gross profit as a percentage of net sales decreased to 41.4% in the first six months of 1995 from 46.1% in the first six months of 1994. This decrease was attributable to the increased cost of goods sold as a percentage of net sales primarily resulting from markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 36.8% of net sales in the first six months of 1995, compared to 32.0% of net sales in the first six months of 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 71% of the increase), higher distribution center expense relating to the start-up costs in the second quarter of the Company's new distribution facility in Louisville, Kentucky in the second quarter (approximately 7% of the increase),
additional catalog expense relating to  the Company's   test  of
its catalog as a mail order vehicle (approximately 11% of the increase) and higher merchandising and design expense (approximately 11% of the increase). The Company has decided to return its catalog format to principally an advertising vehicle,
rather  than  a  mail   order   business, commencing Fall 1995.

   As a result of the foregoing, operating income decreased to $11,340,000, or 3.2% of net sales, in the first six months of 1995, from $38,263,000, or 12.5% of net sales, in the first six months of 1994. Amortization of goodwill was $4,753,000 in the first six months of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was
$16,093,000, or 4.6% of net sales, in the 1995 period and $43,016,000, or 14.1% of net sales, in the 1994 period.

   Interest expense was $8,966,000 in the first six months of 1995 and $6,573,000 in the first six months of 1994. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1995.

   The income tax provision was $2,866,000, or 112.5% of income before income taxes in the 1995 period, compared to $15,381,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had a net loss of $318,000 or 0.1% of net sales, for the first six months of 1995 compared to net income before extraordinary loss of $15,983,000, or 5.2% of net sales, for the first six months of 1994.

   In connection with the debt refinancing activities in May and July 1994, the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. After giving effect to these extraordinary losses, the Company had net income of $15,115,000 in the first six months of 1994.

================================================================

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits:

              10.4.2   Extension of the final maturity date of
                       the Revolving Credit Agreement to July 29, 1998, dated as of June 29, 1995, among the Company, Bank of America National Trust and Savings Association ("Bank of America"), Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 12, 1995.

              10.4.3 Amendment No. 2 to the Revolving Credit Agreement, dated as of September 7, 1995, among the Company, Bank of America, Fleet Bank, the financial institutions party thereto, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 12, 1995.

              10.26.3 Third Amendment to the Receivables Financing Agreement, dated as of September 11, 1995, among AnnTaylor Funding, Inc., the Company, Clipper Receivables Corporation, State Street Boston Capital Corporation and PNC Bank National Association. Incorporated by reference to Exhibit 10.31.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 12, 1995.

              10.28.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 12, 1995.

      (b)  Reports on Form 8-K:
               None

====================================================================
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.


Date:    September 11, 1995        By: /s/  Paul E. Francis
      ---------------------            --------------------
                                       Paul E. Francis
                                       Executive Vice President -
                                        Finance and Administration
                                        (Chief Financial Officer)


Date:    September 11, 1995        By: /s/  Walter J. Parks
       --------------------            ----------------------
                                       Walter J. Parks
                                        Senior Vice President -
                                        Finance
                                        (Principal Accounting Officer