Form 10-Q
period 1995-10-28
ANNTAYLOR INC
filed 1995-12-08
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 28, 1995

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-11980


                         ANNTAYLOR, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                                   51-0297083
------------------------------    --------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY                   10019
----------------------------------                ------------
(Address of principal executive offices)           (Zip Code)


                         (212) 541-3300
            -------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No_____.


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                          November 24, 1995
  ----------------------                 ------------------
  Common Stock, $1.00 par value                  1


   This registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

===================================================================

                       INDEX TO FORM 10-Q






                                                               Page No.
                                                               --------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Nine Months Ended
              October 28, 1995 and October 29, 1994                3
            Condensed Consolidated Balance Sheets at
              October 28, 1995 and January 28, 1995                4
            Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended October 28, 1995
              and October 29, 1994                                 5
            Notes to Condensed Consolidated Financial Statements   6

     Item 2.   Management's Discussion and Analysis of Operations  8

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                   10

=====================================================================
                  PART I. FINANCIAL INFORMATION




Item 1.   Financial Statements


                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended October 28, 1995 and October 29, 1994
                           (unaudited)



                                    Quarters Ended         Nine Months Ended
                                   -----------------       ------------------

                                   Oct. 28,  Oct. 29,      Oct. 28,   Oct. 29,
                                     1995      1994          1995       1994
                                   --------  --------      --------   -------

                                                 (in thousands)

Net sales                          $178,500  $164,632      $530,501   $469,851
Cost of sales                        98,362    87,576       304,586    251,970
                                    -------   -------       -------    -------

Gross profit                         80,138    77,056       225,915    217,881
Selling, general and
  administrative expenses            69,074    54,826       198,758    152,635
Amortization of goodwill              2,377     2,377         7,130      7,130
                                    -------   -------       -------    -------

Operating income                      8,687    19,853        20,027     58,116
Interest expense                      5,402     3,642        14,368     10,215
Other (income) expense, net             374       (10)          200        316
                                    -------    ------       -------    -------

Income before income taxes and
  extraordinary loss                  2,911    16,221         5,459     47,585
Income tax provision                  2,225     7,937         5,091     23,318
                                    -------   -------       -------    -------

Income before extraordinary loss        686     8,284           368     24,267

Extraordinary loss (net of income
  tax benefit of $654,000)              ---       ---           ---        868
                                     -------   -------       -------    -------

   Net income                        $   686   $ 8,284       $   368   $ 23,399
                                     =======   =======        ======   ========


     See accompanying notes to condensed consolidated financial statements.

===============================================================================


                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              October 28, 1995 and January 28, 1995


                                          October 28, 1995     January 28,1995
                                          ----------------     ---------------
                                            (unaudited)
                                                      (in thousands)
                             ASSETS
Current assets
   Cash                                        $  1,251           $   1,551
   Accounts receivable, net of allowances
     of $684,000 and $931,000, respectively      73,849              61,211
   Merchandise inventories                      120,966              93,705
   Prepaid expenses and other current assets     14,577               7,956
   Deferred income taxes                          3,650               3,650
                                               --------             -------
     Total current assets                       214,293             168,073
Property and equipment
   Land and building                              9,189                 499
   Leasehold improvements                        62,000              43,370
   Furniture and fixtures                        82,877              59,105
   Construction in progress                      33,966              24,867
                                                -------             -------
                                                188,032             127,841
     Less accumulated depreciation and
       amortization                              38,605              31,503
                                                -------             -------
     Net property and equipment                 149,427              96,338
Goodwill, net of accumulated amortization of
  $64,349,000 and $57,219,000, respectively     315,901             323,031
Investment in CAT                                 4,856               3,792
Deferred income taxes                               400               1,600
Deferred financing costs, net of accumulated
  amortization of $1,580,000 and $956,000,
  respectively                                    3,848               2,829
Other assets                                      2,837               2,591
                                                -------             -------
     Total assets                              $691,562            $598,254
                                                =======             =======


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                            $ 62,483            $ 36,625
   Accrued rent                                   7,396               5,243
   Accrued interest                               5,370               1,994
   Accrued expenses                              13,541              22,030
                                                -------             -------
     Total current liabilities                   88,790              65,892
Long-term debt                                  268,000             200,000
Other liabilities                                 7,826               6,250
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000
     shares authorized; 1 share issued                1                   1
   Additional paid-in capital                   311,581             311,115
   Retained earnings                             15,364              14,996
                                                -------             -------
        Total stockholder's equity              326,946             326,112
                                                -------             -------
        Total liabilities and stockholder's
          equity                               $691,562            $598,254
                                                =======             =======



    See accompanying notes to condensed consolidated financial statements.

============================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended October 28, 1995 and October 29, 1994
                           (unaudited)


                                                    Nine Months Ended
                                             -------------------------------

                                             Oct. 28, 1995     Oct. 29, 1994
                                             -------------     -------------

                                                     (in thousands)
Operating activities:
 Net income                                      $   368           $ 23,399
 Adjustments to reconcile net income to net
   cash providedby operating activities:
   Extraordinary loss                                ---              1,522
   Equity earnings in CAT                         (1,064)            (1,108)
   Provision for loss on accounts receivable         866              1,193
   Depreciation and amortization                  14,008              8,591
   Amortization of goodwill                        7,130              7,130
   Amortization of deferred financing costs          624                793
   Amortization of deferred compensation              78                280
   Deferred income taxes                           1,200                ---
   Loss on disposal of property and equipment        947              1,125
   (Increase) decrease in:
     Receivables                                 (13,444)           (12,833)
     Merchandise inventories                     (27,261)           (43,434)
     Prepaid expenses and other current assets    (6,621)               998
   Increase (decrease) in:
     Accounts payable                             25,372              9,109
     Accrued expenses                             (2,071)             4,891
     Other non-current assets and liabilities,
       net                                         1,331                446
                                                 -------            -------
 Net cash provided by operating activities         1,463              2,102
Investing activities:
 Purchases of property and equipment             (68,994)           (33,273)
                                                 -------            -------
 Net cash used by investing activities           (68,994)           (33,273)
                                                 -------            -------
Financing activities:
 Increase in bank overdrafts                         486                ---
 Borrowing under revolving credit agreement       39,000             53,000
 Parent company contribution                         388             33,965
 Payments of financing costs                      (1,643)              (294)
 Proceeds from (payment of) term loan             25,000            (56,000)
 Net borrowing on receivables facility             4,000              3,049
                                                 -------            -------
 Net cash provided by financing activities        67,231             33,720
                                                 -------            -------
Net increase (decrease) in cash                     (300)             2,549
Cash, beginning of period                          1,551                292
                                                  ------            --------
Cash, end of period                              $ 1,251            $ 2,841
                                                  ======             ======
Supplemental Disclosures of Cash Flow
  Information:
 Cash paid during the period for interest        $10,398            $ 6,655
                                                 =======            =======
 Cash paid during the period for income taxes    $ 7,549            $21,065
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

   The  January  28,  1995 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor Stores Corporation.

   Certain fiscal 1994 amounts have been reclassified to conform to the 1995 presentation.

   It is not considered necessary to include detailed footnote information as of October 28, 1995 and October 29, 1994. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1994 Annual Report on Form 10-K.



2. Long-term Debt
   --------------

   The following summarizes long-term debt outstanding at October
28, 1995:

                                         (in thousands)

      Revolving Credit Agreement           $103,000
      Term Loan                              25,000
      8-3/4% Notes                          100,000
      Receivables Facility                   40,000
                                             ------
          Total long-term debt             $268,000
                                            =======

   On September 29, 1995, AnnTaylor, Inc. ("the Company") entered into an amended and restated credit agreement to replace its existing bank credit agreement. The amended and restated credit agreement provides, among other things, for a new $25,000,000 term loan, in addition to the $125,000,000 revolving credit
facility  provided for under the original credit agreement.   The
term loan bears interest at a rate equal to, at the Company's option, the Bank of America National Trust and Savings Association ("Bank of America") (1) Base Rate plus 1.50%, or
(2) Eurodollar Rate plus 2.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate plus
 .75%, or (2) Eurodollar Rate plus 1.75%. Effective December 6, 1995, the interest rate on the term loan will increase by 1%. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is
July  29,  1998.   The  amended  and  restated  credit  agreement
contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth, some of which provisions were amended by the new credit agreement. The amended and restated credit agreement also provides for, among other things, a limitation on capital expenditures commencing in fiscal 1996. The Company's payment obligations under the agreement are guaranteed by its parent company, Ann Taylor Stores Corporation ("ATSC").

   On October 31, 1995, AnnTaylor Funding, Inc., a wholly owned subsidiary of the Company, entered into an amended and restated receivables financing agreement, refinancing its existing receivables financing facility on substantially the same terms as the prior facility, except that the Lender under the agreement changed from Clipper Receivables Corporation to Market Street Capital Corp. The financial covenants in the new agreement were revised to mirror certain of the financial covenants contained in the Company's amended and restated bank credit agreement.

   On November 27, 1995, the Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc., received the proceeds of a $7,000,000 seven year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of $64,891 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years.

=================================================================

Item 2.   Management's Discussion and Analysis of Operations

Results of Operations

                                          Nine Months Ended
                                  -----------------------------------

                                  October 28, 1995    October 29, 1994
                                  ----------------    ----------------
   Number of Stores:
   Open at beginning of period             262               231
   Opened during period                     43                26
   Expanded during period*                  29                21
   Closed during period                      2                 4
   Open at end of period                   303               253
   Type of Stores Open at End of Period:
      AnnTaylor Stores                     256               231
      AnnTaylor Factory Stores              23                17
      Ann Taylor Loft stores                15               ---
      AnnTaylor Studio stores                9                 5

  ------------------

   * Expanded stores are excluded from comparable store sales for the first year following expansion.


========================================================================

Nine Months Ended October 28, 1995 Compared to Nine Months Ended October
29, 1994

   The Company's net sales in the first nine months of 1995 increased to $530,501,000 from $469,851,000 in the first nine months of 1994, an increase of $60,650,000 or 12.9%. The increase  in  net sales was attributable to the  opening  of  new stores  and  the  expansion of existing  stores,  offset  by  the closing of two stores and a 6.2% decrease in comparable store sales in the first nine months of 1995. The decrease in comparable store sales is attributable to weak customer response to the Company's Spring and Summer merchandise assortments, as well as continued weakness in demand for women's apparel generally.

   Gross profit as a percentage of net sales decreased to 42.6% in the first nine months of 1995 from 46.4% in the first nine months of 1994. This decrease was primarily attributable to markdowns associated with increased promotional activities.

   Selling, general and administrative expenses represented 37.5% of net sales in the first nine months of 1995, compared to 32.5% of net sales in the first nine months of 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to higher tenancy, store maintenance and store selling costs as a percentage of sales (approximately 74% of the increase), higher distribution center expense relating to start-up costs of the Company's distribution facility in Louisville, Kentucky in the second quarter
(approximately 8% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 7% of the increase), higher merchandising and design expense (approximately 8% of the increase) and higher packaging and supplies expense (approximately 3% of the
increase).  The Company returned   its  catalog  format  to
principally an advertising vehicle, rather than a mail order business, commencing Fall 1995.


   As a result of the foregoing, operating income decreased to $20,027,000, or 3.8% of net sales, in the first nine months of 1995, from $58,116,000, or 12.4% of net sales, in the first nine months of 1994. Amortization of goodwill was $7,130,000 in the first nine months of each of 1995 and 1994. Operating income, without giving effect to such amortization in either year, was $27,157,000, or 5.1% of net sales, in the 1995 period and $65,246,000, or 13.9% of net sales, in the 1994 period.

   Interest expense was $14,368,000 in the first nine months of 1995 and $10,215,000 in the first nine months of 1994. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1995.

   The income tax provision was $5,091,000, or 93.3% of income before income taxes in the 1995 period, compared to $23,318,000, or 49.0% of income before income taxes and extraordinary loss, in the 1994 period. The effective income tax rate for both periods was higher than the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had a net income of $368,000 or 0.1% of net sales, for the first nine months of 1995 compared to net income before extraordinary loss of $24,267,000, or 5.2% of net sales, for the first nine months of 1994.

   In connection with debt financing activities undertaken in May and July of 1994, the Company incurred an extraordinary loss of $868,000 net of taxes, in the second quarter of 1994. After giving effect to these extraordinary losses, the Company had net income of $23,399,000 in the first nine months of 1994.

==================================================================


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                 10.4.4 Amended and Restated Credit Agreement, dated as of September 29, 1995, among the Company, Bank of America, Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 17, 1995.

                 10.5.1 Amended and Restated Guaranty, dated as of September 29, 1995, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 17, 1995.

                 10.6.1 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 17, 1995.

                 10.7.1 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to
                           Exhibit 10.5 to the Current Report on  Form
                           8-K of the Company filed on October 17, 1995.

=======================================================================

Item 6.  Exhibits and Reports on Form 8-K (continued)

         (a)   Exhibits (continued)

                 10.8 Trademark Security Agreement, dated as of September 29, 1995, made by the Company in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 17, 1995.

                 10.26.4   Amended   and  Restated  Receivables
                           Financing Agreement dated October 31, 1995,
                           among AnnTaylor Funding, Inc., the Company,
                           Market  Street Capital Corp. and PNC  Bank,
                           National   Association.   Incorporated   by
                           reference   to  Exhibit  10.31.4   to   the
                           Quarterly Report on Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.

                 10.29 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.

                 10.30 Promissory Note dated November 20, 1995 from the Company and AnnTaylor Distribution Services, Inc., collectively as Borrower,
                           to  General  Electric  Capital   Assurance
                           Company,  as  Lender.     Incorporated   by
                           reference to Exhibit 10.35 to the Quarterly
                           Report on Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.


      (b)  Reports on Form 8-K:

               The Company filed a report with the Commission on Form 8-K dated September 29, 1995 with respect to the amendment and restatement of the Company's then existing revolving credit agreement and ATSC's amended and restated guarantee of the Company's indebtedness under that agreement.


========================================================================
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.


Date: December  8, 1995            By: /s/ Walter J. Parks
      -------------------              --------------------------
                                           Walter J. Parks
                                       Senior Vice President - Finance
                                       (Duly Authorized Officer and
                                        Principal Accounting Officer)