Form 10-K
period 1996-02-03
ANNTAYLOR INC
filed 1996-04-10
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                              FORM 10-K

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---   SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
      FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996


                               OR


- ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                    Commission File No. 1-11980

                            ANNTAYLOR, INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


      DELAWARE                                   51-0297083
- -------------------------------   --------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


   142 West 57th Street, New York, NY                  10019
- ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


                               (212) 541-3300
            ---------------------------------------------------
            (Registrant's telephone number, including area code)



     Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange
     Title of Each Class                   on which registered
  ----------------------                   --------------------
8-3/4% Subordinated Notes due 2000         The New York Stock Exchange



      Securities registered pursuant to Section 12(g) of the Act:
                                   None.
                          ________________________

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___.

   As of March 1, 1996, 1 share of Common Stock was outstanding.


               Documents Incorporated by Reference:
                               None.

   The registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


====================================================================
                                 PART I

ITEM 1.  Business

General

     AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, weekend wear, dresses, tops, accessories and shoes, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

     The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. As a result of strong consumer acceptance of this niche positioning, the Company's sales per square foot productivity and operating profit margins have historically been among the highest in the specialty apparel retailing industry. The Company has adopted a growth strategy of capitalizing on this brand recognition by introducing product extensions within its stores and entering into new channels of distribution, as well as continuing its retail store expansion program.

     As of February 3, 1996, the Company operated 306 stores in 40 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store, Ann Taylor Loft and Ann Taylor Studio. Of the 258 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that its customer base for its Ann Taylor Stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     In 1993, the Company converted its four existing clearance centers to Ann Taylor Factory Stores, and as of February 3, 1996, operated 22 Ann Taylor Factory Stores located in factory outlet centers. Outlet centers appeal to consumers' increasing orientation to value and to manufacturers' and retailers' desire for additional channels of distribution and control over liquidation of their product. The success of the Company's Factory Stores and consumers' continuing emphasis on value led the Company to begin testing, in 1995, Ann Taylor Loft, a separate moderate-priced store concept for customers who appreciate the Ann Taylor style but have a smaller budget for apparel, shoes and accessories. As of February 3, 1996, the Company operated 17 Ann Taylor Loft stores, also located in factory outlet centers. Merchandise manufactured for Loft stores is sold under the Ann Taylor Loft and Shoe Loft labels. Ann Taylor Loft stores also sell the Company's ATdenim and "destination" fragrance and personal care lines described below. The Company's Factory Stores serve as a clearance vehicle for both Ann Taylor and Ann Taylor Loft merchandise, in addition to selling ATdenim, the "destination" product line, and current Ann Taylor Loft merchandise.

     In Fall 1994, the Company began testing Ann Taylor Studio stores, a free-standing shoe and accessory store concept offering the broadest assortment of Ann Taylor shoes, as well as Ann Taylor hosiery, small leather accessories such as belts and handbags, and the Company's "destination" fragrance and personal care line. As of February 3, 1996, the Company had nine Ann Taylor Studio stores.

     All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction (the "Acquisition") in 1989.


Business Strategy

     Under the leadership of Chairman and Chief Executive
Officer, Sally Frame Kasaks, the Company has pursued growth through the extension of the Ann Taylor brand, through the successful introduction of new product lines and new channels of distribution, as well as through retail store expansion.

     The Company believes that product extensions support the Company's total wardrobing strategy, as well as provide existing and new customers with additional reasons to patronize Ann Taylor stores. Product extensions expanded or developed over the past three years include Ann Taylor shoes, ATdenim, Ann Taylor Petites, the "destination" fragrance and personal care line, and Ann Taylor "navy label" merchandise.

     Ann Taylor shoes, which were sold in 99 Ann Taylor Stores in 1992, were expanded to 188 stores by the end of Fiscal 1995, as well as to the Company's nine Ann Taylor Studio stores. In Fall 1992, the Company increased its presence in casual wear by introducing its own line of denim known as "ATdenim", now sold in all Ann Taylor stores other than Ann Taylor Studio stores. In Fall 1993, Ann Taylor Petites was tested in the career separates and dress categories in 25 Ann Taylor Stores; by the end of Fiscal 1995, a broader range of Ann Taylor Petites was carried in 171 stores. Ann Taylor Loft stores offer a full assortment of Ann Taylor Loft Petites. In Fall 1994, the Company introduced a fragrance and limited line of personal care products under the name "destination", now sold in all Ann Taylor store concepts. This product line was expanded in Fall 1995 to include hair care and bath products, and a limited collection of home environment
products such as scented candles and scented sea glass.   In
Spring 1995, the Company began testing Ann Taylor "navy label" merchandise in the career separates and dress categories in 30 Ann Taylor Stores. Navy label merchandise is priced approximately 30% higher than core Ann Taylor label merchandise, and is intended to compete with designer bridge and diffusion lines. The navy label collection will be limited to approximately 50 Ann Taylor Stores whose customer demographics the Company believes can support the higher price points of this merchandise.

     New channels of distribution expanded or introduced over the past three years include the expansion of the Company's Ann Taylor Factory Store concept; the introduction of Ann Taylor Studio stores in Fall 1994; and the introduction of Ann Taylor Loft in Spring 1995, described above.

     In Fall 1994, the Company sought to convert its fashion catalog, previously used primarily as an advertising vehicle, into a direct response mail order business. Although the direct response catalog had a good customer response rate to its initial mailings, the Company determined during Spring 1995 that the direct response mail order business was incompatible with the Company's current objectives for a variety of logistical, merchandising and financial reasons and returned its catalog to an advertising vehicle in Fall 1995. The Company suspended its catalog entirely in early 1996 and is presently evaluating the effectiveness of various advertising strategies.

     Over the past three years, the Company has doubled the amount of its retail square footage, growing from 219 stores encompassing approximately 814,000 square feet at the beginning of Fiscal 1993, to 306 stores encompassing approximately 1,651,000 square feet at the end of Fiscal 1995. Of this, approximately 478,000 net square feet was added in Fiscal 1995. Since 1993, the Company has updated its Ann Taylor Store prototype and also increased the size of a typical new Ann Taylor Store from approximately 3,500 square feet to approximately 6,000 square feet, to enable the Company to more effectively present its full merchandise assortment. The increase in the Company's retail store square footage also reflects the expansion or relocation during this period of 66 of the Company's most productive stores to reflect the updated store prototype design.

     To support the Company's growth strategy and improve operating performance, since 1992 the Company has (i) introduced an in-house product design and development department to further distinguish and reinforce the exclusivity of Ann Taylor merchandise and to improve consistency of product quality and fit; (ii) added a significant number of new associates to support the Company's efforts in merchandising, planning and production management; (iii) increased its investment in corporate infrastructure, particularly in information systems and by constructing a new 256,000 square foot distribution center, which was substantially completed in 1995; and (iv) sought to develop its own global, direct sourcing capabilities in order to reduce costs, shorten lead times and better control the quality of its merchandise, by forming, in Fiscal 1992, a sourcing joint venture with Cygne Designs, Inc. ("Cygne"), known as CAT U.S., Inc. and C.A.T. (Far East) Limited (together "CAT"). Approximately 38% of the Company's merchandise in Fiscal 1995 was purchased through CAT. ATSC has entered into an agreement in principle with Cygne, dated as of April 8, 1996, to acquire Cygne's interest in CAT and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). See "CAT/Cygne Transaction and Other Recent Developments".


Fiscal 1995 Results

     The Company believes that its brand growth strategy is sound and contributed to the success of the business in Fiscal 1993 and Fiscal 1994. However, the Company also believes, in retrospect, that the introduction of multiple initiatives and acceleration of growth in Fall 1994, at a time when the Company was also expanding its infrastructure to support this growth, created a strain on the business and contributed to the Company's disappointing financial results in Fiscal 1995. During Fiscal 1994, the Company devoted substantial management time and resources to the planning, implementation and supervision of new store concepts (including the Ann Taylor Loft and Ann Taylor Studio stores), new product lines, the test of a direct response catalog business and the rapid expansion of its real estate portfolio. The move to a more vertically integrated business created an increased level of complexity in the Company's business during this period. As a result of management's focus on these initiatives and the assimilation of many new functions and people, Ann Taylor merchandise in Fiscal 1995 failed to achieve the cohesive, distinctive look that had defined the brand in the previous two years. Management believes that in 1995 its merchandise was "over-assorted" and, in some departments, appeared too "young" or "trendy". In addition, the Company experienced inconsistency in the fit of its apparel. The impact of these merchandising issues was exacerbated by the generally poor apparel retailing environment that prevailed throughout Fiscal 1995.

     The Company has taken a number of actions in response to its disappointing results of Fiscal 1995. In recognition of the increased vertical integration and resulting increased complexity of the business, in 1995 the Company conducted an extensive project with a nationally recognized consulting firm to improve its internal processes in the areas of inventory planning, merchandising, design and quality assurance. This project was completed by the end of 1995 and the processes developed were begun to be implemented in Fall 1995, during the planning and procurement of the Spring 1996 merchandise assortment.

     In the financial area, the Company is seeking to improve inventory turns by reducing inventory levels on a per square foot basis from Fiscal 1994 and 1995 levels. The Company believes that improved merchandise execution and more conservative inventory management will result in improved gross margins over Fiscal 1995 levels, by reducing the Company's markdown rate. At the end of Fiscal 1995, inventory levels were $62 per square foot, or 22% lower per square foot than at the end of Fiscal 1994. The Company has also focused on improving management of operating expenses by limiting the growth of central expenses and seeking to operate its stores more efficiently. The Company also has slowed its store expansion program for Fiscal 1996, planning to undertake no more than 15 to 20 new stores or expansions in 1996, compared to 78 such projects in Fiscal 1995.

     In February 1996, the Company strengthened its executive management team by naming J. Patrick Spainhour as President and Chief Operating Officer, a newly created position, to improve execution of operations across the business and to allow Ms. Kasaks to focus more of her time on merchandise content and strategic direction.


CAT/Cygne Transaction and Other Recent Developments

     ATSC and Cygne have entered into an agreement in principle, dated as of April 8, 1996, pursuant to which ATSC, through a newly formed subsidiary, will purchase all of the shares of CAT stock owned by Cygne and the assets (the "Assets") of the Ann Taylor Woven Division (the "Division") of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). Upon consummation of the CAT/Cygne Transaction, CAT will become an indirect wholly owned subsidiary of ATSC. In addition to continuing its own sourcing activities on behalf of the Company, CAT will own the Assets of the Division and will perform all sourcing functions for Ann Taylor currently performed by Cygne. The aggregate consideration to be paid by ATSC pursuant to the CAT/Cygne Transaction consists of (i) shares of Common Stock of ATSC having a market price, based on the closing price of ATSC's Common Stock for the ten trading days prior to the closing of the CAT/Cygne Transaction, of $36 million (but in no event greater than 2.5 million shares), and (ii) cash in an amount equal to the tangible net book value of the inventory and fixed assets included in the Assets, less certain assumed liabilities, currently estimated to be approximately $12.9 million. In addition, ATSC will assume the obligation to make payment to the president of CAT of approximately $2.0 million becoming due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction.

     The Company believes that the CAT/Cygne Transaction will mitigate supply interruption risks arising from the financial difficulties experienced by Cygne in 1995. Moreover, the CAT/Cygne Transaction furthers the Company's strategy of increasing its control over pre-production processes and production management in order to shorten lead times, improve merchandise quality and reduce costs. The Company believes that the integration of CAT's business and the Division with the Company's operations will enable CAT and the Division to share their respective strengths in different areas of pre-production processes and production management, such as CAT's system of statistical quality control and Cygne's strength in fabric development. In addition, the CAT/Cygne Transaction provides a platform for the Company to standardize its pre-production work for its other suppliers, which the Company believes will lead to greater consistency in merchandise production, product fit specifications and quality control. Finally, the Company believes that greater control over pre-production processes and production management will improve logistical coordination of the entire supply chain process, thereby reducing production cycle times and sourcing costs.

   The closing of the CAT/Cygne Transaction is subject to various conditions, including (i) the negotiation and execution of definitive documentation, (ii) the consent and release of liens by each of HongKong and Shanghai Banking Corporation and certain other lenders to Cygne, (iii) the continuation of CAT's $40 million credit facility by HongKong and Shanghai Banking Corporation, its current lender,
(iv) the consent of Ann Taylor's lenders under the Bank Credit Agreement, (v) the approval of the transaction by Cygne's stockholders and (vi) the consummation of an offering under Rule 144A described below by ATSC with proceeds of $75 million less underwriting discounts and commissions (the "144A Offering'). It is currently anticipated that the CAT/Cygne Transaction will close in July 1996. However, there can be no assurance that the conditions to closing will be satisfied or that the CAT/Cygne Transaction will be consummated.

   ATSC will form AnnTaylor Finance Trust (the "Trust"), a Delaware business trust, to offer securities not registered or required to be registered under the Securities Act of 1993. The Trust proposes to offer up to 1.5 million convertible preferred securities with a liquidation preference of $50 each and to grant the initial purchasers an option to purchase an additional 225,000 convertible preferred securities to cover over-allotments. ATSC will own all of the common securities of the Trust. The securities will represent undivided beneficial ownership interests in the Trust. The assets of the Trust will consist solely of ATSC's Convertible Subordinated Debentures due 2016. The convertible preferred securities will be convertible at the options of the holders thereof into ATSC common stock.
ATSC plans to use the proceeds of the offering to reduce borrowings outstanding under the Company's revolving credit facility, without reduction of the commitment thereunder. If the CAT/Cygne Transaction is consummated, the Company may reborrow funds under the revolving credit facility to fund the cash portion of the purchase price and related payments and expenses. The convertible preferred securities will be sold in the United States and outside the United States in a private placement under Rule 144A and Regulation S, respectively, and have not been and will not be registered under the Securities
Act of 1993, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


ITEM 2.  Properties

     As of February 3, 1996, the Company operated 306 stores, all of which were leased. The leases typically provide for an initial term of five to ten years and grant the Company the right to extend the term for one or two additional five-year periods. Most leases provide for additional rent based on a percentage of store sales in excess of a specified threshold in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses, such as insurance, utilities and repair and maintenance expenses, and real estate taxes.

     Ann Taylor leases corporate offices at 142 West 57th Street,
New York, and office space in New Haven, Connecticut.

     The Company owns its 256,000 square foot national distribution center located in Louisville, Kentucky.
Construction of this facility was begun in 1994 and completed in Spring 1995. The Company's capital expenditures to build and equip the facility totaled approximately $19.0 million, of which $6.2 million was incurred in Fiscal 1995. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility, with the exception of hosiery that is shipped directly to stores by the manufacturer. The parcel on which the Louisville distribution center is located, which is owned by the Company, contains approximately 20 acres and could accommodate possible future expansion of the facility. The Louisville distribution center replaced the Company's former 78,790 square foot leased facility located in New Haven, Connecticut, the lease for which expired in September 1995.



ITEM 3.  Legal Proceedings

     The Company is a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

===============================================================

                             PART II




ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     There is no public market for the common stock of the Company. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by ATSC.

     The payment of dividends by the Company to ATSC is subject to certain restrictions under the Company's bank credit agreement, the indenture relating to the Company's 8-3/4%
Subordinated Notes due 2000 and the Company's Receivables
Facility. See Note 2 to the Consolidated Financial Statements of the Company.



ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Fiscal 1995 Compared to Fiscal 1994

     The Company's net sales increased to $731,142,000 in 1995 from $658,804,000 in 1994, an increase of $72,338,000, or 11.0%.
Total sales for the fifty-two week period ended January 27, 1996 were up 9.5% to $721,561,000 compared to 1994. The increase in net sales was attributable to the inclusion of a full year of operating results for the 35 stores opened and 25 stores expanded during 1994, and the opening of 48 new stores and expansion of 30
stores in 1995.   The sales increase was partially offset by the
closing of 4 stores in 1995 and by a 8.9% decrease in comparable store sales for the fifty-two week period ended January 27, 1996. The Company believes that the 8.9% decrease in its comparable store sales in 1995 was attributable primarily to poor customer reaction to the Company's merchandise offerings, as well as to the generally weak economic environment for women's apparel sales that prevailed throughout most of 1995. As described above under "Business -- Business Strategy", the Company believes that its 1995 merchandise offerings were "over-assorted" and failed to achieve the cohesive, distinctive look that had defined the brand in the previous two years.

     Gross profit as a percentage of net sales decreased to 41.8% in 1995 from 45.7% in 1994. This decrease was primarily attributable to higher markdowns associated with increased promotional activities and, to a lesser extent, to a lower initial mark up rate associated with merchandise manufactured for Ann Taylor Factory Stores and Ann Taylor Loft stores, compared to the initial mark up on merchandise manufactured for Ann Taylor Stores.

     Selling, general and administrative expenses as a percentage of net sales increased to 37.0% in 1995 from 32.5% in 1994. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to higher tenancy, store maintenance and store selling costs as a percentage of sales as a result of both decreased comparable store sales and lower than average sales per square foot productivity of stores added in Fiscal 1995 (approximately 73% of the increase), higher distribution center expense relating, in part, to start-up costs of the Company's distribution center facility in Louisville, Kentucky (approximately 8% of the increase), additional catalog expense relating to the Company's test of its catalog as a mail order vehicle (approximately 7% of the increase), higher merchandising and design expense (approximately 6% of the increase) and higher packaging and supplies expense (approximately 5% of the increase). The Company returned its catalog format to principally an advertising vehicle, rather than a mail order business, in Fall 1995 and suspended publication of its catalog entirely in early 1996.

     Operating income decreased to $25,275,000, or 3.5% of net sales, in 1995, from $77,291,000, or 11.7% of net sales, in 1994.
Amortization of goodwill from the acquisition of the Company by ATSC was $9,506,000 in 1995 and 1994. Operating income without giving effect to such amortization was $34,781,000, or 4.8% of net sales, in 1995, and $86,797,000, or 13.2% of net sales, in 1994.

     Interest expense was $20,956,000, including $1,004,000 of non-cash interest expense, in 1995 and $14,229,000, including $978,000 of non-cash interest expense, in 1994. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations throughout most of the 1995 period and the increase in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 1996 was 8.26% compared to 8.90% at January 28, 1995. Because a substantial amount of the Company's debt bears interest at variable rates, the Company's interest expense for 1995 is not necessarily indicative of interest expense for future periods.

     The income tax provision was $5,157,000, or 120.5% of income before income taxes and extraordinary loss, in the 1995 period compared to $30,274,000, or 48.1% of income before income taxes and extraordinary loss, in 1994. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     As a result of the foregoing factors, the Company had a net loss of $876,000, or 0.1% of net sales, for 1995 compared to net income of $31,752,000, or 4.8% of net sales, for 1994.



ITEM 8.  Financial Statement and Supplementary Data

     The following consolidated financial statements of the Company for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 are included as a part of this Report (See
Item 14):
   Consolidated Statements of Operations for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994. Consolidated Balance Sheets as of February 3, 1996 and January
    28, 1995.
   Consolidated Statements of Cash Flows for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994. Notes to Consolidated Financial Statements.



ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

       None.

======================================================================


                                PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

   (a)  List of documents filed as part of this Annual Report:

        The following consolidated financial statements of the Company and the independent auditors' report are included on pages 13 through 27 and are filed as part of this Annual
        Report:

        Consolidated Statements of Operations for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994; Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995; Consolidated Statements of Cash Flows for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994; Notes to Consolidated Financial Statements; Independent Auditors' Report.


   (b)  Reports on Form 8-K

        None.


   (c)  Exhibits

        The exhibits listed below are filed as a part of this Annual
        Report.




Exhibit Number
- --------------

  3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.3 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

  3.2 By-Laws of the Company. Incorporated by reference to Exhibit 3.4 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-
          28522).

  4.1     Indenture, dated as of June 15, 1993, between Ann
          Taylor and Fleet Bank, N.A., as Trustee, including the form of Subordinated Note due 2000. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ann Taylor filed on July 7, 1993.

  4.1.1 Instrument of Resignation, Appointment and Acceptance, dated as of December 1, 1995, among Ann Taylor, Fleet Bank, N.A., as Resigning Trustee, and Norwest Bank Minnesota, N.A., the Successor Trustee. Incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K of ATSC filed on April 8, 1996.

  10.1 Amended and Restated Credit Agreement, dated as of September 29, 1995, among Ann Taylor, Bank of America National Trust and Savings Association ("Bank of America"), and Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as Agent. Incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

=========================================================================

Exhibit Number
- --------------

  10.1.1 First Amendment to Amended and Restated Credit Agreement, dated as of January 4, 1996, among Ann Taylor, Bank of America, Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as
          Arranger, and Bank of America, as Agent.   Incorporated
          by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K of ATSC filed on April 8, 1996.

  10.2 Amended and Restated Guaranty, dated as of September 29, 1995, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to Exhibit
          10.4 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

  10.3 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

  10.4 Amended and Restated Security and Pledge Agreement, dated as of September 29, 1995, made by ATSC in favor of Bank of America, as Agent. Incorporated by reference to
          Exhibit 10.5 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

  10.5    Trademark Security Agreement, dated as of September
          29, 1995, made by Ann Taylor in favor of Bank of America, as Agent. Incorporated by reference to Exhibit
          10.3 to the Current Report on Form 8-K of Ann Taylor filed on October 17, 1995.

  10.6 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

  10.6.1 Amendment to 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1993.

  10.7 Lease, dated as of March 17, 1989, between Carven Associates and Ann Taylor concerning the West 57th Street headquarters. Incorporated by reference to
          Exhibit 10.21 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

  10.7.1 First Amendment to Lease, dated as of November 14, 1990, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration Statement of ATSC filed on April 11, 1991 (Registration No. 33-39905).

  10.7.2 Second Amendment to Lease, dated as of February 28, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of ATSC filed on April 29, 1993.

  10.7.3  Extension and Amendment to Lease dated as of October 1,
          1993, between Carven Associates and Ann Taylor.
          Incorporated by reference to Exhibit 10.11 to the Form
          10-Q of Ann Taylor for the Quarter ended October 30,
          1993 filed on November 26, 1993.

  10.7.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.7.5 Fifth Amendment to Lease, dated as of March 14, 1995, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.5 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

====================================================================

Exhibit Number
- ---------------


  10.8 Tax Sharing Agreement, dated as of July 13, 1989, between ATSC and Ann Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement of ATSC and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

  10.9 Employment Agreement, effective as of February 3, 1992, between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form
          10-K of ATSC filed on April 28, 1992.

  10.9.1 Employment Agreement dated as of February 1, 1994 between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of ATSC for the Quarter ended October 29, 1994 filed on December 9, 1994.

  10.10   Employment Agreement dated February 16, 1996 between
          ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form
          10-K of ATSC filed on April 8, 1996.

  10.11 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994. Incorporated by reference to ATSC's Registration Statement on Form S-8 filed with the Commission on June 30, 1994 (Registration No. 33-50688).

  10.12 Amended and Restated Management Performance Compensation Plan as approved by stockholders of ATSC on June 1, 1994. Incorporated by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.12.1 Amendment to the AnnTaylor Stores Corporation Management Performance Compensation Plan dated as of February 24, 1995. Incorporated by reference to Exhibit 10.22.2 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.13 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-Q of ATSC for the Quarter Ended October 31, 1992 filed on December 15, 1992.

  10.14 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

  10.15 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd.
          Incorporated by reference to Exhibit 10.7 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

  10.16 Agreement, dated July 13, 1993, among Cygne Designs, Inc., CAT US, Inc., C.A.T. (Far East) Limited and Ann Taylor. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993. (Confidential treatment has been granted with respect to certain portions of this Exhibit.)

  10.17 Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to
          Exhibit 10.31.4 to the Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.

=================================================================

Exhibit Number
- --------------

  10.18 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

  10.19 AnnTaylor Stores Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.19.1 Amendment to the AnnTaylor Stores Corporation Deferred
          Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to
          Exhibit 10.33.1 to the Form 10-Q of ATSC for the Quarter Ended July 29, 1995 filed on September 11, 1995.

  10.20 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.21 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to
          Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8,
          1995.
===================================================================

                                SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANNTAYLOR, INC.

                                 By:  /s/ SALLY FRAME KASAKS
                                     --------------------------
                                          Sally Frame Kasaks
                                     Chairman and Chief Executive Officer


Date:   April 9, 1996
     ----------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                      Date
        ----------                  ------                      -----

/s/ SALLY FRAME KASAKS      Chairman, Chief Executive        April 9, 1996
- ----------------------       Officer and Director            --------------
    Sally Frame Kasaks


/s/ J. PATRICK SPAINHOUR    President,Chief Operating       April 9, 1996
- ------------------------     Officer and Director           ---------------
    J. Patrick Spainhour



/s/ PAUL E. FRANCIS         Executive Vice President        April 9, 1996
- ------------------------     Finance and Administration     --------------
    Paul E. Francis          Chief Financial Officer, and
                             Director


/s/ WALTER J. PARKS         Senior Vice President -          April 9, 1996
- ------------------------     Finance and Principal           --------------
    Walter J. Parks          Accounting Officer



/s/ GERALD S. ARMSTRONG     Director                         April 9, 1996
- ------------------------                                     --------------
    Gerald S. Armstrong



/s/ JAMES J. BURKE, JR.     Director                         April 9, 1996
- ------------------------                                     --------------
    James J. Burke, Jr.



/s/ ROBERT C. GRAYSON       Director                         April 9, 1996
- -------------------------                                    --------------
    Robert C. Grayson



/s/ ROCHELLE B. LAZARUS     Director                         April 9, 1996
- -----------------------                                      -------------
    Rochelle B. Lazarus


/s/ HANNE M. MERRIMAN       Director                         April 9, 1996
- -----------------------                                      --------------
    Hanne M. Merriman

============================================================================

                             ANNTAYLOR, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page
                                                            ----
Independent Auditors' Report................................ 14

Consolidated Financial Statements:

 Consolidated Statements of Operations for the fiscal
 years ended February 3, 1996, January 28, 1995
 and January 29, 1994......................................  15

 Consolidated Balance Sheets as of February 3, 1996 and
 January 28, 1995..........................................  16

 Consolidated Statements of Cash Flows for the fiscal
 years ended February 3, 1996, January 28, 1995
 and January 29, 1994......................................  17

 Notes to Consolidated Financial Statements................  18


======================================================================

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

New York, New York
March 11, 1996 (April 9, 1996 as to Note 11)

=======================================================================

                           ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Fiscal Years Ended February 3, 1996, January 28, 1995 and
                          January 29, 1994





                                     Fiscal Years Ended
                                    February 3,     January 28,    January 29,
                                       1996             1995          1994
                                    -----------    ------------   ------------
                                                  (in thousands)

Net sales                            $731,142        $658,804       $501,649
Cost of sales                         425,225         357,783        271,749
                                      -------         -------        -------

Gross profit                          305,917         301,021        229,900

Selling, general and administrative
 expenses                             271,136         214,224        169,371
Distribution center restructuring
 charge                                   ---             ---          2,000
Amortization of goodwill                9,506           9,506          9,508
                                      -------         -------        -------

Operating income                       25,275          77,291         49,021

Interest expense                       20,956          14,229         17,696
Other (income) expense, net                38             168           (194)
                                      -------         -------        -------

Income before income taxes and
 extraordinary loss                     4,281          62,894         31,519
Income tax provision                    5,157          30,274         17,189
                                      -------         -------        -------

Income (loss) before extraordinary
 loss                                    (876)         32,620         14,330

Extraordinary loss (net of income
 tax benefit of $654,000 and
 $6,123,000, respectively)                ---             868         11,121
                                      -------         -------        -------

   Net income (loss)                 $   (876)       $ 31,752       $  3,209
                                     ========         =======        =======


            See accompanying notes to consolidated financial statements.

 ==============================================================================

                                 ANNTAYLOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                      February 3, 1996 and January 28, 1995


                                             February 3,        January 28,
                                                 1996              1995
                                              -----------        -----------
                                                      (in thousands)
                      ASSETS
Current assets
 Cash                                           $  1,283          $  1,551
 Accounts receivable, net                         70,395            61,211
 Merchandise inventories                         102,685            93,705
 Prepaid expenses and other current assets        12,808             6,601
 Prepaid tenancy                                   8,099             1,355
 Deferred income taxes                             3,400             3,650
                                                 -------           -------
  Total current assets                           198,670           168,073

Property and equipment
 Land and buildings                                8,923               499
 Leasehold improvements                           73,677            43,370
 Furniture and fixtures                           99,548            59,105
 Construction in progress                         14,190            24,867
                                                 -------           -------
                                                 196,338           127,841
 Less accumulated depreciation and
   amortization                                   42,443            31,503
                                                 -------           -------
 Net property and equipment                      153,895            96,338
Goodwill, net of accumulated amortization
 of $66,725,000 and $57,219,000,
 respectively                                    313,525           323,031
Investment in CAT                                  5,438             3,792
Deferred income taxes                                ---             1,600
Deferred financing costs, net of accumulated
  amortization of $1,960,000 and
  $956,000, respectively                           3,933             2,829
Other assets                                       3,248             2,591
                                                 -------           -------
  Total assets                                  $678,709          $598,254
                                                 =======           =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                               $ 42,909          $ 36,625
 Accrued expenses                                 29,018            29,267
 Current portion of long-term debt                40,266               ---
                                                 -------           -------
  Total current liabilities                      112,193            65,892
Long-term debt                                   232,192           200,000
Deferred income taxes                              1,300               ---
Other liabilities                                  7,336             6,250
Commitments and contingencies
Stockholder's equity
 Common stock, $1.00 par value; 1,000
  shares authorized; 1 share issued
  and outstanding                                      1                 1
 Additional paid-in capital                      311,567           311,115
 Retained earnings                                14,120            14,996
                                                 -------           -------
  Total stockholder's equity                     325,688           326,112
                                                 -------           -------
  Total liabilities and stockholder's equity    $678,709          $598,254
                                                 =======           =======


     See accompanying notes to consolidated financial statements.

===========================================================================

                                ANNTAYLOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Fiscal Years Ended February 3, 1996, January 28, 1995
                             and January 29, 1994



                                             Fiscal Years Ended
                                                 Feb. 3,     Jan. 28,  Jan. 29,
                                                  1996         1995      1994
                                                 ------      -------   --------

                                                         (in thousands)
Operating activities:
  Net income (loss)                            $  (876)    $ 31,752    $  3,209
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Extraordinary loss                              ---        1,522      17,244
      Distribution center restructuring charge     ---          ---       2,000
      Equity earnings in CAT                    (1,646)      (1,547)       (517)
      Provision for loss on accounts
       receivable                                1,280        1,727       1,171
      Depreciation and amortization             18,788       11,787       8,505
      Amortization of goodwill                   9,506        9,506       9,508
      Amortization of deferred compensation         68          298         279
      Non-cash interest                          1,004          978       4,199
      Deferred income taxes                      3,150          ---      (1,750)
      Loss on disposal of property and
       equipment                                 1,143        1,268         312
      Increase in receivables                  (10,464)     (13,659)     (7,447)
      Increase in merchandise inventories       (8,980)     (32,815)    (10,583)
      Increase in prepaid expenses and
       other current assets                    (12,951)        (772)     (1,280)
      Decrease in refundable income taxes          ---          ---       5,097
      Increase in accounts payable and
        accrued liabilities                      6,925        6,537      18,218
      Decrease (increase) in other non-current
        assets and liabilities, net                429          567        (843)
                                               -------      -------     -------
  Net cash provided by operating activities      7,376       17,149      47,322
                                               -------      -------     -------
Investing activities:
  Purchases of property and equipment          (78,378)     (61,341)    (25,062)
  Investment in CAT                                ---          ---      (1,640)
                                               -------      -------     -------
  Net cash used by investing activities        (78,378)     (61,341)    (26,702)
                                               -------      -------     -------
Financing activities:
  Borrowings (repayments) under revolving
   credit facility                              37,000       64,000      (3,500)
  Decrease in bank overdrafts                      ---          ---      (2,361)
  Payments of long-term debt                      (542)     (56,000)   (137,610)
  Purchase of Subordinated Debt Securities          ---         ---     (93,689)
  Net proceeds from 8-3/4% Notes                    ---         ---     107,387
  Proceeds from term loan                       25,000          ---      80,000
  Parent company contribution                      384       34,791      10,485
  Proceeds from mortgage                         7,000          ---         ---
  Proceeds from Receivables Facility             4,000        3,000      33,000
  Purchase of 8-3/4% Notes                         ---          ---     (10,225)
  Payment of financing costs                    (2,108)        (340)     (4,041)
                                               -------      -------     -------
  Net cash provided by (used by) financing
   activities                                   70,734       45,451     (20,554)
                                               -------      -------     -------
Net increase (decrease) in cash                   (268)       1,259          66
Cash, beginning of year                          1,551          292         226
                                               -------      -------     -------
Cash, end of year                             $  1,283     $  1,551    $    292
                                               =======      =======     =======
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year for interest      $ 19,607     $ 13,211    $ 12,664
                                               =======      =======     =======
  Cash paid during the year for income taxes  $  6,886     $ 26,242    $  5,114
                                               =======      =======     =======

          See accompanying notes to consolidated financial statements.

===============================================================================

                               ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies
   -------------------------------------------

   AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.

   All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores
Corporation ("ATSC").



  Basis of Presentation
  ---------------------

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.

   Certain Fiscal 1994 and 1993 amounts have been reclassified to conform to the Fiscal 1995 presentation.



  Fiscal Year
  -----------

   The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks.



  Finance Service Charge Income
  -----------------------------

   Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,328,000 for Fiscal 1995, $6,871,000 for Fiscal 1994, and $6,166,000 for Fiscal 1993.



  Merchandise Inventories
  -----------------------

   Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.



  Property and Equipment
  ----------------------

   Property and equipment are recorded at cost. The Company capitalized interest costs of approximately $1,300,000 and $500,000 in Fiscal 1995 and Fiscal 1994, respectively. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.



  Pre-Opening Expenses
  --------------------

   Pre-opening store expenses are charged to selling, general and administrative expenses in the period incurred.



  Deferred Financing Costs
  ------------------------

   Deferred financing costs are being amortized using the interest method over the terms of the related debt.

===================================================================

                        ANNTAYLOR, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1. Summary of Significant Accounting Policies - (Continued)
   --------------------------------------------------------

  Goodwill
  --------

   Goodwill is being amortized on a straight-line basis over 40 years. On an annual basis the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.

   The Financial Accounting Standards Board issued in March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company believes this statement will not have a material impact on the financial statements of the Company when adopted in Fiscal 1996.


  Income Taxes
  ------------

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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


  Use of Estimates
  ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.


2. Long-Term Debt
   ---------------

   The following summarizes long-term debt outstanding at February
3, 1996 and January 28, 1995:
                                    February 3, 1996      January 28, 1995
                                   -------------------   ------------------
                                   Carrying  Estimated   Carrying Estimated
                                    Amount     Value      Amount    Value
                                   -------    -------    -------    ------

                                             (in thousands)
Senior Debt:
 Revolving credit facility        $101,000   $101,000    $64,000  $ 64,000
 Term loan                          24,500     24,500        ---       ---
 Mortgage                            6,958      6,958        ---       ---
8-3/4% Notes                       100,000     83,125    100,000    97,000
Interest rate swap agreement           ---        384        ---     4,125
Receivables facility                40,000     40,000     36,000    36,000
                                   -------    -------    -------   -------
       Total debt                  272,458    255,967    200,000   201,125
Less current portion                40,266     40,266        ---       ---
                                   -------    -------    -------   -------
       Total long-term debt       $232,192   $215,701   $200,000  $201,125
                                   =======    =======    =======   =======

===========================================================================

                                ANNTAYLOR, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



2. Long-Term Debt (continued)
   --------------------------

   In September 1995, the Company entered into an amended and restated credit agreement (the "Bank Credit Agreement") to replace its then-existing bank credit agreement. The Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and continuation of a $125,000,000 revolving credit facility provided for under the preceding credit agreement. As described below, the revolving credit facility was reduced to $122,000,000 in January 1996. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding. At February 3, 1996 the amount available under the revolving credit facility was $13,150,000.

   The term loan bears interest at a rate equal to, at the Company's option, the Bank of America National Trust and Savings Association ("Bank of America") (1) Base Rate plus 2.50%, or (2) Eurodollar Rate plus 3.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate plus .75%, or
(2) Eurodollar Rate plus 1.75%. In addition, the Company is required to pay Bank of America a quarterly commitment fee of 0.375% per annum of the unused revolving loan commitment. At February 3, 1996, the $101,000,000 outstanding under the revolving credit facility bore interest at the weighted average rate of 7.46% per annum and the $24,500,000 outstanding under the term loan bore interest at 8.875% per annum.

   Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of the Company's outstanding common stock held by ATSC and a security interest in certain assets of the Company, excluding inventory and accounts receivable. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and maintaining certain financial ratios and specified levels of net worth. The Bank Credit Agreement also provides for, among other things, an annual limitation on capital expenditures of $25,000,000 in Fiscal 1996 and $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.

   Since the fourth quarter of 1993, the Company sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of the Company, which uses the receivables to secure borrowings under a receivables financing facility due January 1997. In October 1995, AnnTaylor Funding, Inc. entered into an amended and restated receivables financing agreement (the "Receivables Facility"), refinancing its then existing receivables financing facility on substantially the same terms as the prior facility. AnnTaylor Funding, Inc. can borrow up to $40,000,000 under the Receivables Facility based on its eligible accounts receivable balance. As of February 3, 1996, $40,000,000 was outstanding under the Receivables Facility. The interest rate under this facility as of February 3, 1996 was 7.0%. At February 3, 1996, AnnTaylor Funding, Inc. had total assets of approximately $58,091,000 all of which are subject to the security interest of the lender under the Receivables Facility.

   On June 28, 1993, the Company issued $110,000,000 principal amount of its 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"). The outstanding principal amount of these notes as of February 3, 1996 was $100,000,000.

   In July 1993, the Company entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company receives a fixed rate of 4.75% and pays a floating rate based on LIBOR, as determined in six month intervals. The swap agreement matures in July 1996. The Company is currently receiving a fixed rate of 4.75% and paying a rate of 5.375%. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

==================================================================


                      ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




2. Long-Term Debt - (Continued)
   ----------------------------

   In November 1995, the Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky.
The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. The Bank Credit Agreement required the Company to reduce the commitment under the revolving credit facility and term loan by one-half the proceeds from the mortgage.

   The aggregate principal payments of all long-term obligations are as follows:

   Fiscal Year                                     (in thousands)
    1996                                              $ 40,266
    1997                                                   287
    1998                                               125,809
    1999                                                   333
    2000                                               100,359
    2001 and thereafter                                  5,404
                                                       -------
       Total                                          $272,458
                                                       =======


   At February 3, 1996 and January 28, 1995, the Company had outstanding commercial and standby letters of credit under its credit facilities with Bank of America totaling $7,850,000 and $6,430,000, respectively.

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


3. Allowance for Doubtful Accounts

   A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 is as follows:

                                       Fiscal Years Ended
                                                  Feb. 3,   Jan. 28,  Jan. 28,
                                                   1996        1995     1994
                                                  ------    --------  -------
                                                        (in thousands)

    Balance at beginning of year                $   931     $   787  $ 1,006
    Provision for loss on accounts receivable     1,280       1,727    1,171
    Accounts written off                         (1,475)     (1,583)  (1,390)
                                                -------      ------   ------
    Balance at end of year                      $   736     $   931  $   787
                                                 ======      ======   ======


==============================================================================

                                ANNTAYLOR, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



4. Commitments and Contingencies
   -----------------------------

   Rental Commitments
   ------------------

   The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require the Company to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold.


   Future minimum lease payments under non-cancelable operating leases at February 3, 1996 are as follows:

   Fiscal Year                                    (in thousands)
   -----------
    1996                                              $54,592
    1997                                               53,745
    1998                                               52,041
    1999                                               49,500
    2000                                               46,389
    2001 and thereafter                               240,858
                                                      -------
         Total                                       $497,125
                                                      =======


   Rent expense for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 was as follows:

                                        Fiscal Years Ended
                                    ---------------------------

                                          (in thousands)

                                    Feb. 3,   Jan. 28,  Jan. 29,
                                     1996       1995     1994
                                   --------  ---------  -------
   Minimum rent                    $47,132    $35,382   $28,076
   Percentage rent                   3,090      4,684     3,343
                                    ------     ------    ------
        Total                      $50,222    $40,066   $31,419
                                    ======     ======    ======



   Dependency on Certain Suppliers
   -------------------------------

   In 1995, the Company purchased 38.3% and 16.3% of its merchandise from CAT U.S., Inc. ("CAT") and Cygne Designs, Inc. ("Cygne"), respectively (see Note 7 and Note 11). CAT is a joint venture formed by the Company with Cygne for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of February 3, 1996, the Company owned a 40% interest in CAT. CAT has a loan facility in place with the same bank as Cygne and, although CAT has represented that it is in compliance with the terms of its credit agreement, the agreement contains a cross-default provision relating to defaults under other indebtedness of CAT or Cygne. Currently, Cygne is in default of its credit agreement and CAT's lender has the right to cancel its $40 million credit facility with CAT and demand repayment of all amounts outstanding under the facility. Should the lender exercise such right and if CAT was unable to obtain alternative financing, the interruption or cessation of business by CAT could have a material adverse effect on the consolidated financial statements of the Company in an amount not presently determinable.

====================================================================

                      ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4. Commitments and Contingencies (continued)
   -----------------------------------------

   In addition, the Company has outstanding a $4 million standby letter of credit to support CAT's obligations to its lender under the above mentioned credit facility.

   While the Company has made significant purchases of merchandise from Cygne in 1995, management believes that, if Cygne were to experience problems in fulfilling its merchandise commitments, alternative sources of product could be obtained and such interruption would not have a material adverse effect on the consolidated financial statements of the Company.

   Additionally, three other sources accounted for approximately 15% of the Company's 1995 purchases. Management of the Company believes that if these sources of product were interrupted, alternative sources could be obtained without a material adverse effect on the consolidated financial statements of the Company.



   Litigation
   ----------

   Ann Taylor has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial statements of the Company.



5. Extraordinary Items
   -------------------

   On May 18, 1994, ATSC completed a public offering of 1,000,000 shares of common stock (the "ATSC Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 (after payment of underwriting discounts and expenses of the ATSC Offering payable by ATSC). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the ATSC Offering were contributed to the Company and subsequently used by the Company to reduce the amount of a term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the ATSC Offering and refinancing of long-term debt resulted in an extraordinary loss of $1,522,000 ($868,000 net of income tax benefit).

   The ATSC Offering was consummated concurrently with the public offering and sale by certain affiliates of Merrill Lynch & Co., Inc. ("ML&Co.") (the "Selling Stockholders") of 4,075,000 shares of ATSC's common stock held by them. ATSC did not receive any of the proceeds of the shares sold by the Selling Stockholders.

   In 1993, the Company entered into a series of debt refinancing transactions that resulted in an extraordinary loss of $17,244,000 ($11,121,000 net of income tax benefit). The loss was attributable to the premiums paid in connection with the purchase or discharge of the Company's 14-3/8% Senior Subordinated Discount Notes due 1999 ("Discount Notes") and its 13-3/4% Subordinated Notes due 1999 ("Notes") and the purchase of $10,000,000 principal amount of its 8-3/4% Notes and the write-off of deferred financing costs.


6. Restructuring
   -------------

   The Company recorded a $2,000,000 pre-tax restructuring charge in the fourth quarter of 1993 in connection with the announced relocation of its distribution center from New Haven, Connecticut to Louisville, Kentucky. The primary components of the restructuring charge are approximately $1,100,000 for employee related costs, principally for severance and job training benefits, and approximately $900,000 for the write-off of the estimated net book value of fixed assets at the time of relocation. The relocation was completed by late spring 1995.

================================================================

                         ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)





7. Certain Relationships and Related Transactions
   ----------------------------------------------

  Transactions with Merrill Lynch and its Affiliates
  --------------------------------------------------

   At February 3, 1996, certain affiliates of ML&Co. held approximately 26.7% of ATSC's outstanding common stock. Two of the members of the Board of Directors of the Company and ATSC serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and ATSC.

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



  Transactions with CAT
  ---------------------

   As previously discussed in Note 4, in May 1992, the Company commenced a joint venture known as CAT which was formed for the purpose of sourcing Ann Taylor merchandise directly with manufacturers. As of February 3, 1996, the Company owned a 40% interest in CAT which is being accounted for under the equity method of accounting. The Company's agreement with Cygne relating to the parties' ownership of CAT provides that, at any time after July 1, 1995, either Cygne or the Company may offer to purchase the other party's interest in CAT. Merchandise purchased by the Company through CAT was $167,000,000 or 38.3%, and $142,429,000, or 36.3%, of all merchandise purchased by the Company in 1995 and 1994, respectively. Accounts payable to CAT in the ordinary course of business was approximately $17,800,000 and $4,800,000 as of February 3, 1996 and January 28, 1995, respectively.




8. Income Taxes
   ------------

   The provision for income taxes for the fiscal years ended
February 3, 1996, January 28, 1995 and January 29, 1994 consists of the following:

                                               Fiscal Years Ended
                                           ----------------------------

                                           Feb. 3,  Jan. 28,   Jan. 29
                                             1996     1995       1994
                                           -------  --------   --------
                                                 (in thousands)
Federal:
 Current                                   $1,400   $22,534   $13,739
 Deferred                                   2,249       ---    (1,150)
                                            -----    ------    ------
   Total federal                            3,649    22,534    12,589
                                            -----    ------    ------
State and local:
 Current                                      607     7,740     5,200
 Deferred                                     901       ---      (600)
                                            -----    ------    ------
 Total state and local                      1,508     7,740     4,600
   Total                                   $5,157   $30,274   $17,189
                                            =====    ======    ======


=========================================================================

                            ANNTAYLOR, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)





8. Income Taxes (continued)
   ------------------------


   The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 3, 1996, January 28, 1995 and
January 29, 1994 is as follows:



                                                          Fiscal Years Ended
                                                     --------------------------
                                                     Feb. 3,  Jan. 28,  Jan. 29,
                                                      1996     1995      1994
                                                     -------  -------   -------
                                                             (in thousands)

Income before income taxes and extraordinary loss     $4,281  $62,894  $31,519
                                                       =====   ======   ======
Federal statutory rate                                   35%       35%      35%
                                                       ====    ======   ======
Provision for income taxes at federal statutory rate  $1,498  $22,013   11,032
State and local income taxes, net of federal
 income tax benefit                                      980    5,031    2,990
Non-deductible amortization of goodwill                3,327    3,327    3,328
Undistributed income of joint venture                   (387)    (420)     ---
Other                                                   (261)     323     (161)
                                                       -----   ------   ------
   Provision for income taxes                         $5,157  $30,274  $17,189
                                                       =====   ======   ======



   The tax effects of significant items comprising the Company's net deferred tax assets as of February 3, 1996 and January 28, 1995 are as follows:


                                                  Feb. 3,       Jan. 28,
                                                   1996           1996
                                                  -------      --------
                                                       (in thousands)
Current:
 Inventory                                        $1,899        $1,464
 Accrued expenses                                  2,188         1,524
 Real estate                                      (1,139)         (762)
 Restructuring                                       ---           700
 Other                                               452           724
                                                  ------       -------
Total current                                    $ 3,400       $ 3,650
                                                  ======        ======
Noncurrent:
 Depreciation                                    $(3,024)      $   340
 Rent expense                                      2,840         2,052
 Other                                            (1,116)         (792)
                                                  ------        ------
Total noncurrent                                 $(1,300)      $ 1,600
                                                  ======        ======

=======================================================================

                           ANNTAYLOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



9. Retirement Plans
   ----------------

   Savings Plan. The Company maintains a defined contribution 401(k) savings plan for substantially all employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50%, with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 1995, Fiscal 1994 and Fiscal 1993 were $337,000, $333,000 and $199,000, respectively.

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

   The following table sets forth the funded status of the Pension Plan at February 3, 1996, January 28, 1995 and January 29, 1994, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                     Feb .3,   Jan. 28,   Jan. 29,
                                      1996       1995       1994
                                     -----       ----       -----
                                        (dollars in thousands)
Actuarial present value of benefits
 obligation:
Accumulated benefit obligation,
 including vested benefits of
 $2,064,000, $1,500,000 and
 $1,056,000, respectively            $2,893     $2,516     $2,401
                                      =====      =====      =====

Projected benefit obligation for
 service rendered to date            $2,893     $2,516     $2,401
Plan assets at fair value             2,537      2,522      2,344
                                      -----      -----      -----

Plan assets in excess of projected
 benefit obligation (projected
 benefit obligation in excess
 of plan assets)                      (356)          6        (57)
Unrecognized net gain                 (231)       (136)       (58)
                                     -----       -----      -----

Accrued pension cost                $ (587)     $ (130)    $ (115)
                                     =====       =====      =====

Net periodic pension cost for
 fiscal 1995, 1994 and 1993
 included the following
 components:
 Service cost/benefits earned
  during the year                   $  681       $ 622      $ 680
Interest cost on projected benefit
 obligation                            185         133        117
Actual loss (return) on plan assets   (104)         72       (124)
Net amortization and deferral         (132)       (285)       (36)
                                     -----       -----      -----

Net periodic pension cost           $  630       $ 542      $ 637
                                     =====       =====      =====

Assumptions used to determine
 the projected benefit obligation
 and plan assets were:
  Discount rate                       6.75%       8.50%      7.00%
  Rate of increase in compensation
   level                              4.00%       5.50%      4.00%
  Expected long-term rate of return
   on assets                          9.00%       8.00%      8.00%



 =====================================================================

                            ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



10. Stockholder's Equity
    ---------------------

   The following summarizes the changes in stockholder's equity during fiscal 1995, 1994 and 1993:



                                                         Retained
                                             Additional  Earnings   Total
                                     Common   Paid-in   Accummul. Stockholders'
                                      Stock   Capital    Deficit    Equity
                                      -----  ---------  --------- ------------

                                         (in thousands)
   Balance at January 30, 1993        $ 1    $265,262  $(19,965)  $245,298
     Net income                       ---         ---     3,209      3,209
     Parent company contributions     ---      10,764       ---     10,764
                                      ----    -------   -------    -------
   Balance at January 29, 1994          1     276,026   (16,756)   259,271
     Net income                       ---         ---    31,752     31,752
     Parent company contributions     ---      35,089       ---     35,089
                                     ----     -------   -------    -------
   Balance at January 28, 1995          1     311,115    14,996    326,112
                                     ----     -------    ------    -------
     Net loss                         ---         ---      (876)      (876)
     Parent company contributions     ---         452       ---        452
                                     ----     -------    ------    -------
   Balance at February 3, 1996        $ 1    $311,567   $14,120   $325,688
                                     ====    ========   =======   ========



11.     Subsequent Event
        ----------------

   ATSC and Cygne have entered into an agreement in principle dated as of April 8, 1996, pursuant to which ATSC, through a newly formed subsidiary, will purchase all of the shares of CAT stock owned by Cygne and the assets (the "Assets") of the Ann Taylor Woven Division (the "Division") of Cygne that are used in sourcing merchandise for Ann Taylor (collectively, the "CAT/Cygne Transaction"). Upon consummation of the CAT/Cygne Transaction, CAT will become an indirect wholly owned subsidiary of ATSC. In addition to continuing its own sourcing activities on behalf of the Company, CAT will own the Assets of the Division and will perform all sourcing functions for Ann Taylor currently performed by Cygne. The aggregate consideration to be paid by ATSC pursuant to the CAT/Cygne Transaction consists of (i) shares of common stock of ATSC having a market price, based on the closing price of ATSC's Common Stock for the ten trading days prior to the closing of the CAT/Cygne Transaction, of $36,000,000 (but in no event greater than 2,500,000 shares), and (ii) cash in an amount equal to the tangible net book value of the inventory and fixed assets included in the Assets, less certain assumed liabilities, currently estimated to be approximately $12,900,000. In addition, ATSC will assume the obligation to make payment to the president of CAT of approximately $2,000,000 becoming due under his existing employment agreement with CAT as a result of the CAT/Cygne Transaction.

   The closing of the CAT/Cygne Transaction is subject to various conditions, and there can be no assurance that the CAT/Cygne
Transaction will be consummated.

==================================================================
                                                    April 9, 1996


Via EDGAR Transmission

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Attention:  Filing Desk

        Re: AnnTaylor, Inc.
            Annual Report on Form 10-K

Dear Sirs/Madams:

        On behalf of AnnTaylor, Inc. (the "Company"), enclosed and transmitted to you for filing pursuant to the Securities Exchange Act of 1934, as amended, via the Electronic Data Gathering Analysis and Retrieval System (EDGAR), is the Company's Annual Report on Form 10-K, for the fiscal year ended February 3, 1996.

        Pursuant to Rule 3a of the Rules of Practice, the filing fee of $250 is in a wire transfer to Mellon Bank in Pittsburgh, Pennsylvania on April 3, 1996.

        Please contact the undersigned if you have any questions or comments with respect to the foregoing.


                                Very truly yours,



                                /s/  Sallie A. DeMarsilis
                                --------------------------
                                     Sallie A. DeMarsilis
                                     Assistant Controller