Form 10-Q
period 1996-05-04
ANNTAYLOR INC
filed 1996-06-18
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 4, 1996

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-11980


                         ANNTAYLOR, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                             51-0297083
- -------------------------------    --------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



  142 West 57th Street, New York, NY                      10019
- ----------------------------------------              ------------
(Address of principal executive offices)                (Zip Code)


                         (212) 541-3300
      ---------------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes x    No _____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
              Class                         May 31, 1996
  -----------------------------          ------------------
  Common Stock, $1.00 par value                  1


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

     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters Ended May 4, 1996
              and April 29, 1995...................................... 3
            Condensed Consolidated Balance Sheets at
              May 4, 1996 and February 3, 1996........................ 4
            Condensed Consolidated Statements of Cash Flows
              for the Quarters Ended May 4, 1996 and
              April 29, 1995.......................................... 5
            Notes to Condensed Consolidated Financial Statements...... 6

     Item 2.   Management's Discussion and Analysis of Operations.... 10

  PART II.  OTHER INFORMATION
     Item 1.   Legal Proceedings......................................12

     Item 6.   Exhibits and Reports on Form 8-K.......................12

========================================================================


                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Quarters Ended May 4, 1996 and April 29, 1995
                           (unaudited)




                                                       Quarters Ended
                                               -----------------------------
                                               May 4, 1996     April 29, 1995
                                               -----------     --------------
                                                      (in thousands)

Net sales                                        $184,467         $168,306
Cost of sales                                     101,313           91,355
                                                  -------          -------

Gross profit                                       83,154           76,951
Selling, general and administrative expenses       70,254           62,451
Amortization of goodwill                            2,377            2,377
                                                  -------          -------

Operating income                                   10,523           12,123
Interest expense                                    6,121            4,498
Other (income) expense, net                          (131)              57
                                                  -------          -------
Income before income taxes                          4,533            7,568
Income tax provision                                2,721            4,077
                                                  -------          -------
Net income                                       $  1,812         $  3,491
                                                  =======          =======


  See accompanying notes to condensed consolidated financial statements.

==========================================================================
                        ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 4, 1996 and February 3, 1996


                                            May 4, 1996       Feb. 3,1996
                                            -----------       -----------
                                            (unaudited)
                                                    (in thousands)
                             ASSETS
Current assets
   Cash                                       $  1,296          $  1,283
   Accounts receivable, net                     72,615            70,395
   Merchandise inventories                      98,185           102,685
   Prepaid expenses and other current assets    12,457            12,808
   Prepaid tenancy                               7,974             8,099
   Deferred income taxes                         3,400             3,400
                                               -------           -------
     Total current assets                      195,927           198,670
Property and equipment
   Land and building                             8,923             8,923
   Leasehold improvements                       76,723            73,677
   Furniture and fixtures                      101,502            99,548
   Construction in progress                     11,291            14,190
                                               -------           -------
                                               198,439           196,338
     Less accumulated depreciation and
       amortization                             48,236            42,443
                                               -------           -------
     Net property and equipment                150,203           153,895

Goodwill, net of accumulated amortization of
  $69,102,000 and $66,725,000, respectively    311,148           313,525
Investment in CAT                                5,750             5,438
Deferred financing costs, net of accumulated
  amortization of $2,349,000 and
  $1,960,000, respectively                       3,569             3,933
Other assets                                     3,222             3,248
                                               -------           -------
     Total assets                             $669,819          $678,709
                                               =======           =======


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                           $ 40,208          $ 42,909
   Accrued expenses                             31,452            29,018
   Current portion of long-term debt            36,269            40,266
                                               -------           -------
     Total current liabilities                 107,929           112,193
Long-term debt                                 142,124           232,192
Deferred income taxes                            1,300             1,300
Other liabilities                                7,564             7,336
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000
   shares authorized; 1 share issued and
   outstanding                                       1                 1
   Additional paid-in capital                  394,969           311,567
   Retained earnings                            15,932            14,120
                                               -------           -------

        Total stockholder's equity             410,902           325,688
                                               -------           -------
        Total liabilities and stockholder's
          equity                              $669,819          $678,709
                                               =======           =======


  See accompanying notes to condensed consolidated financial statements.

==========================================================================
                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Quarters Ended May 4, 1996 and April 29, 1995
                           (unaudited)

                                                     Quarters Ended
                                              -----------------------------
                                              May 4, 1996     April 29, 1995

                                                     (in thousands)

Operating activities:
 Net income                                     $  1,812           $  3,491
 Adjustments to reconcile net income to
   net cash (used by) provided by
   operating activities:
   Equity earnings in CAT                           (312)              (247)
   Provision for loss on accounts receivable         360                122
   Depreciation and amortization                   6,002              3,566
   Amortization of goodwill                        2,377              2,377
   Amortization of deferred financing costs          389                193
   Amortization of deferred compensation               8                 26
   Loss on disposal of property and equipment         81                277
   (Increase) decrease in:
     Receivables                                  (2,580)            (7,932)
     Merchandise inventories                       4,500            (16,608)
     Prepaid expenses and other current assets       476               (401)
   Increase (decrease) in:
     Accounts payable                             (2,701)             2,778
     Accrued expenses                              2,434              1,274
     Other non-current assets and
       liabilities, net                              254                312
                                                 -------           --------
 Net cash provided by (used by) operating
   activities                                     13,100            (10,772)
Investing activities:
 Purchases of property and equipment              (2,391)           (16,412)
                                                 -------            -------
 Net cash used by investing activities            (2,391)           (16,412)
Financing activities:
 Increase in bank overdrafts                         ---              1,385
 (Repayments) borrowings under revolving
   credit agreement                              (90,000)            27,000
 Payments on mortgage                                (65)               ---
 Parent company contribution                      83,394                 80
 Net repayments under receivables facility        (4,000)            (1,700)
 Payment of financing costs                          (25)               ---
                                                 -------            -------
 Net cash (used by) provided by financing
   activities                                    (10,696)            26,765
                                                 -------            -------
Net increase (decrease) in cash                       13               (419)
Cash, beginning of period                          1,283              1,551
                                                 -------            -------
Cash, end of period                             $  1,296           $  1,132
                                                 =======            =======
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest       $  3,357           $  1,489
                                                 =======            =======
 Cash paid during the period for income taxes   $    116           $  1,587
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

   The results of operations for the 1996 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  February  3,  1996 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc.

   Certain fiscal 1995 amounts have been reclassified to conform to the 1996 presentation.

   It is not considered necessary to include detailed footnote information as of May 4, 1996 and April 29, 1995. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1995 Annual Report on Form 10-K.


2. Long-Term Debt
   --------------

   The following summarizes long-term debt outstanding at May 4, 1996:

                                         (in thousands)

      Revolving Credit Facility............ $11,000
      Term Loan............................  24,500
      8-3/4% Notes......................... 100,000
      Receivables Facility.................  36,000
      Mortgage.............................   6,893
                                            -------
        Total debt......................... 178,393
      Less current portion.................  36,269
                                            -------
         Total long-term debt..............$142,124
                                            =======



   On April 25, 1996, AnnTaylor Stores Corporation ("ATSC") completed the sale (the "Initial Sale") of $87,500,000 8-1/2% Convertible Trust Originated Preferred Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On May 17, 1996,
the   Trust   issued  an  additional  $13,125,000  of   Preferred
Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the Initial Purchasers (as defined herein) under the terms of the Purchase Agreement (the "Purchase Agreement") between ATSC and the Initial Purchasers. The Preferred Securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the
date of the execution of the Purchase Agreement).   A  total  of
2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock.

   The sale of the Preferred Securities enabled AnnTaylor, Inc. (the "Company"), a wholly owned subsidiary of ATSC, to pay down $94,000,000 of outstanding borrowings under its revolving credit facility, without reduction of the commitment thereunder. $83,000,000 of outstanding borrowings were paid down during the quarter ended May 4, 1996 with the net proceeds of the Initial Sale and $11,000,000 of outstanding borrowings were paid down on May 20, 1996 with the net proceeds of the Over-allotment Sale.

   The Preferred Securities were sold through Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Robertson, Stephens & Company, LLC (collectively, the "Initial Purchasers") in the United States and outside the United States in a private placement under Rule 144A and Regulation S, respectively, under the Securities Act of 1933.


3. CAT/Cygne Transaction
   ---------------------

   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. In April 1996,
ATSC  announced  that  it  had  entered  into  an  agreement   in
principle, dated as of April 8, 1996, pursuant to which ATSC will purchase from Cygne all the shares of CAT owned by Cygne and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for Ann Taylor (the "CAT/Cygne Transaction"). On June 7, 1996 ATSC and the Company entered into a definitive purchase agreement with Cygne and its wholly owned subsidiary
Cygne Group (F.E.) Limited, providing for the  CAT/Cygne
Transaction.   The  purchase  price  for  Cygne's interest  in
CAT and the Ann Taylor Woven Division  assets  will consist of shares of common stock of ATSC having a market  price, based  on the price of ATSC's common stock for the  ten  trading
days prior to the closing of the transaction, of $36 million (provided that in no event will ATSC be required to issue more than 2.5 million shares) and a cash payment in an amount equal to the tangible net book value of the fixed assets (but not to exceed $2,646,000), plus the tangible net book value of the inventory of the Ann Taylor Woven Division, less the amount of
certain liabilities of the Division to be assumed by ATSC.   ATSC
will also pay cash in respect of an obligation under an existing employment agreement with CAT. ATSC has agreed to register the shares to be issued to Cygne for resale, although Cygne will be subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

   The Company has received the consent of its lenders to the CAT/Cygne Transaction and CAT has received a written commitment of HongKong and Shanghai Banking Corporation to the continuation of CAT's existing $40 million credit facility.

   The closing of the CAT/Cygne Transaction is subject to various other conditions, including (i) the approval of the transaction by Cygne's stockholders and (ii) the consent and release of liens by certain lenders to Cygne. It is currently anticipated that the transaction will close in August 1996 following approval by Cygne's stockholders. There can be no assurance, however, that the conditions referred to above will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame.



4. Legal Proceedings
   -----------------

  On  April 26, 1996, certain alleged stockholders of ATSC  filed a  purported  class action lawsuit in the United States  District
Court  Southern District of New York against ATSC,  the  Company, certain  officers and directors of ATSC and the Company,  Merrill
Lynch  & Co. ("Merrill") and certain affiliates of Merrill (Novak
v. Kasaks,  et.  al.,  No.  96 CIV 3073  (S.D.N.Y.  1996)).   The
complaint  alleges  causes  of action  under  Section  10(b)  and
Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995 due to false and misleading statements  about ATSC  and the Company.  The complaint seeks, among other  things, certification  as a class action on behalf of all  purchasers  of common  stock  during  the period commencing  February  3,  1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment post-judgment interest, reasonable attorneys' fees and expert witness fees to the  plaintiffs  and purported  members  of the class
and equitable and/or  injunctive relief.   The Company believes that the
complaint is without  merit  and intends to defend the action vigorously.


=========================================================================

Item 2.  Management's Discussion and Analysis of Operations
         ---------------------------------------------------

Results of Operations
- ---------------------

                                                   Quarters Ended
                                            -----------------------------
                                            May 4, 1996    April 29, 1995
                                            -----------    --------------
   Number of Stores:
   Open at beginning of period                   306             262
   Opened during period                            4              15
   Expanded during period*                       ---              12
   Closed during period                            3               2
   Open at end of period                         307             275
   Type of Stores Open at End of Period:
      Ann Taylor Stores                          258             240
      Ann Taylor Factory Stores                   23              23
      Ann Taylor Loft stores                      17               6
      Ann Taylor Studio stores                     9               6

- ----------------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended May 4, 1996 Compared to Quarter Ended April  29, 1995
- -------------------------------------------------------------------

   The Company's net sales in the first quarter of 1996 increased to $184,467,000 from $168,306,000 in the first quarter of 1995, an increase of $16,161,000 or 9.6%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores, offset by a 6.0% decrease in comparable store sales in the first quarter of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's reduced inventory position. During the first quarter of 1996, inventories were down approximately 25% on a per square foot basis compared to the same period of the prior fiscal year.

   Gross profit as a percentage of net sales decreased to 45.1% in the first quarter of 1996 from 45.7% in the first quarter of 1995. This decrease was attributable to increased cost of goods sold resulting from lower initial markups and to higher markdowns associated with increased promotional activity.

   Selling, general and administrative expenses represented 38.1% of net sales in the first quarter of 1996, compared to 37.1% of net sales in the first quarter of 1995. The increase is primarily attributable to higher tenancy, store maintenance and store selling costs.

   As a result of the foregoing, the Company had operating income of $10,523,000, or 5.7% of net sales, in the first quarter of 1996, compared to operating income of $12,123,000, or 7.2% of net sales, in the first quarter of 1995. Amortization of goodwill was $2,377,000 in the first quarter of 1996 and $2,377,000 in the first quarter of 1995. Operating income, without giving effect to such amortization in either year, was $12,900,000, or 7.0% of net sales, in the 1996 period and $14,500,000, or 8.6% of net sales, in the 1995 period.

   Interest expense was $6,121,000 in the first quarter of 1996 and $4,498,000 in the first quarter of 1995. The increase in interest expense is attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $2,721,000, or 60.0% of income before income taxes, in the first quarter of 1996 compared to $4,077,000, or 53.9% of income before income taxes, in the first quarter of 1995. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $1,812,000, or 1.0% of net sales, for the first quarter of 1996 compared to net income of $3,491,000, or 2.1% of net sales, for the first quarter of 1995.

===================================================================

                   PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

   On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York against ATSC, the Company, certain officers and directors of ATSC and the Company, Merrill and certain affiliates of Merrill (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The allegations in the complaint are described above in Footnote 4 to the Condensed Consolidated Financial Statements in this filing. The Company believes that the complaint is without merit and intends to defend the action vigorously.




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:
                  None

         (b) Reports on Form 8-K:

                  The Company filed a report with the Commission on Form 8-K dated May 3, 1996 with respect to a purported class action lawsuit filed in the United States District Court Southern District of New York State filed against ATSC, the Company, certain officers and directors of ATSC and the Company, Merrill and certain affiliates of Merrill on April 26, 1996 by certain alleged stockholders of ATSC.

                  The Company filed a report with the Commission on Form 8-K dated June 10, 1996 with respect to the execution by ATSC and the Company of a definitive purchase agreement with Cygne and its wholly owned subsidiary Cygne Group (F.E.) Limited, providing for the Company's previously announced proposed acquisition of Cygne's interest in the Company's direct sourcing joint venture with Cygne and the assets of the Ann Taylor Woven Division of Cygne that sources merchandise for Ann Taylor.


=====================================================================
                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.



Date:  June 18, 1996               By: /s/  J. Patrick Spainhour
      ---------------                  ----------------------------
                                        J. Patrick Spainhour
                                        President and Chief
                                          Operating Officer





Date:   June 18, 1996               By: /s/  Walter J. Parks
      ----------------                  -----------------------------
                                        Walter J. Parks
                                      Senior Vice President - Finance
                                      (Principal Accounting Officer)