Form 10-Q
period 1996-08-03
ANNTAYLOR INC
filed 1996-09-17
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 3, 1996

                               OR

  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-11980


                         ANNTAYLOR, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                                  51-0297083
- -------------------------------   -------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)



  142 West 57th Street, New York, NY                     10019
- ---------------------------------------      ---------------------------
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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 31, 1996
  -----------------------------           ----------------
  Common Stock, $1.00 par value                  1

   This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

=============================================================================

                       INDEX TO FORM 10-Q
                       -------------------




                                                                     Page No.
                                                                     --------
  PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
             Condensed Consolidated Statements of Operations
              for the Quarters and Six Months Ended
              August 3, 1996 and July 29, 1995........................   3
            Condensed Consolidated Balance Sheets at
              August 3, 1996 and February 3, 1996.....................   4
            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended August 3, 1996 and
              July 29, 1995...........................................    5
            Notes to Condensed Consolidated Financial Statements......    6

    Item 2.   Management's Discussion and Analysis of Operations......    9

  PART II.  OTHER INFORMATION
    Item 6.   Exhibits and Reports on Form 8-K........................   11


=============================================================================

                  PART I.  FINANCIAL INFORMATION
                           ---------------------


Item 1.   Financial Statements
          ---------------------


                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 3, 1996 and July 29, 1995
                           (unaudited)


                                       Quarters Ended       Six Months Ended
                                   ----------------------  -------------------
                                   August 3,     July 29,  August 3,  July 29,
                                     1996          1995      1996       1995
                                   --------      --------  ---------  ---------

                                                   (in thousands)

Net sales                          $187,862      $183,695  $372,329   $352,001
Cost of sales                       107,115       114,869   208,428    206,224
                                    -------       -------   -------    -------

Gross profit                         80,747        68,826   163,901    145,777
Selling, general and
   administrative expenses           70,029        67,233   140,283    129,684
Amortization of goodwill              2,376         2,376     4,753      4,753
                                    -------       -------   -------    -------

Operating income (loss)               8,342          (783)   18,865     11,340
Interest expense                      6,210         4,468    12,331      8,966
Other income, net                      (293)         (231)     (424)      (174)
                                    -------       -------   -------    -------

Income (loss) before income taxes     2,425        (5,020)    6,958      2,548
Income tax provision (benefit)        1,798        (1,211)    4,519      2,866
                                    -------       -------   -------    -------

   Net income (loss)               $    627      $ (3,809) $  2,439   $   (318)
                                    =======       =======   =======    =======


        See accompanying notes to condensed consolidated financial statements.

===============================================================================

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 3, 1996 and February 3, 1996

                                                      August 3,    February 3,
                                                        1996           1996
                                                      --------      ----------
                                                     (unaudited)
                                                           (in thousands)
                             ASSETS
Current assets
   Cash                                               $  1,287      $   1,283
   Accounts receivable, net                             64,112         70,395
   Merchandise inventories                              99,231        102,685
   Prepaid expenses and other current assets            12,473         12,808
   Prepaid tenancy                                       9,075          8,099
   Deferred income taxes                                 3,400          3,400
                                                       -------        -------
     Total current assets                              189,578        198,670
Property and equipment
   Land and building                                     8,983          8,923
   Leasehold improvements                               78,055         73,677
   Furniture and fixtures                              109,513         99,548
   Construction in progress                              3,807         14,190
                                                       -------        -------
                                                       200,358        196,338
      Less accumulated depreciation and amortization    53,981         42,443
                                                       -------        -------
      Net property and equipment                       146,377        153,895
Goodwill, net of accumulated amortization of
   $71,478,000 and $66,725,000, respectively           308,772        313,525
Investment in CAT                                        6,198          5,438
Deferred financing costs, net of accumulated
   amortization of $2,740,000 and
   $1,960,000, respectively                              3,216          3,933
                                                       -------        -------
Other assets                                             3,172          3,248
                                                       -------        -------
      Total assets                                    $657,313       $678,709
                                                       =======        =======


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                   $ 36,112       $ 42,909
   Accrued expenses                                     26,323         29,018
   Current portion of long-term debt                    26,276         40,266
                                                       -------        -------
      Total current liabilities                         88,711        112,193
Long-term debt                                         135,051        232,192
Deferred income taxes                                    1,300          1,300
Other liabilities                                        7,968          7,336
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000
      shares authorized;1 share issued                       1              1
   Additional paid-in capital                          407,780        311,567
   Retained earnings                                     6,502         14,120
                                                       -------        -------

        Total stockholder's equity                     424,283        325,688
                                                       -------        -------
        Total liabilities and stockholder's equity    $657,313       $678,709
                                                       =======        =======


   See accompanying notes to condensed consolidated financial statements.

==============================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Months Ended August 3, 1996 and July 29, 1995
                           (unaudited)
                                                         Six Months Ended
                                                   ---------------------------
                                                   August 3, 1996 July 29, 1995
                                                   -------------- -------------

                                                          (in thousands)

Operating activities:
 Net income (loss)                                       $  2,439    $   (318)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used by)
   operating activities:
   Equity earnings in CAT                                    (760)       (644)
   Provision for loss on accounts receivable                  835         457
   Depreciation and amortization                           12,358       9,139
   Amortization of goodwill                                 4,753       4,753
   Amortization of deferred financing costs                   780         385
   Amortization of deferred compensation                       16          52
   Loss on disposal of property and equipment                 220         401
   (Increase) decrease in:
     Receivables                                            5,448     (11,619)
     Merchandise inventories                                3,454      (5,706)
     Prepaid expenses and other current assets               (641)     (6,346)
   Increase (decrease) in:
     Accounts payable                                      (6,797)      8,800
     Accrued expenses                                      (2,695)     (5,912)
     Other non-current assets and liabilities, net            707         864
                                                          -------     -------
 Net cash provided by (used by) operating activities       20,117      (5,694)
Investing activities:
 Purchases of property and equipment                       (5,059)    (43,319)
                                                           ------      ------
 Net cash used by investing activities                     (5,059)    (43,319)
Financing activities:
 Net (repayments) borrowings under revolving
   credit agreement                                       (97,000)     45,000
 Payments on mortgage                                        (131)        ---
 Parent company contribution                               96,140         282
 Net (repayments) borrowings under receivables facility   (14,000)      4,000
 Payment of financing costs                                   (63)        ---
                                                          -------     -------
 Net cash (used by) provided by financing activities      (15,054)     49,282
Net increase in cash                                            4         269
Cash, beginning of period                                   1,283       1,551
                                                          -------      ------
Cash, end of period                                      $  1,287    $  1,820
                                                          =======     =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest                $ 11,395    $  8,035
                                                          =======     =======
 Cash paid during the period for income taxes            $  3,405    $  5,915
                                                          =======     =======


   See accompanying notes to condensed consolidated financial statements.

==============================================================================

                  ANNTAYLOR STORES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


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


2. Long-Term Debt
   --------------

   The  following summarizes long-term debt outstanding at August
3, 1996:

                                        (in thousands)

      Revolving Credit Facility.........  $  4,000
      Term Loan.........................    24,500
      8-3/4% Notes......................   100,000
      Receivables Facility..............    26,000
      Mortgage..........................     6,827
                                           -------
         Total debt.....................   161,327
      Less current portion..............    26,276
                                           -------
         Total long-term debt...........  $135,051
                                           =======

=============================================================================

   On April 25, 1996, AnnTaylor Stores Corporation ("ATSC") completed the sale (the "Initial Sale"), in a private placement,
of   $87,500,000  8-1/2%  Convertible  Trust  Originated   Preferred
Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the
"Trust").   On May 17, 1996, the Trust, a wholly-owned subsidiary
of ATSC, issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the placement agents in connection
with   the  Initial  Sale.   The  Preferred  Securities  have   a
liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the Preferred Securities). The sole assets of the Trust are $103,700,000 of 8-1/2% Convertible
Subordinated Debentures of ATSC maturing on April  15,  2016.   A
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



3. CAT/Cygne Transaction
   ---------------------

   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. In April 1996, ATSC announced that it had entered into an agreement in principle, dated as of April 8, 1996, pursuant to which ATSC will purchase from Cygne all the shares of CAT owned by Cygne and the assets of the Ann Taylor Woven Division of Cygne that are used in sourcing merchandise for Ann Taylor (the "CAT/Cygne Transaction"). On June 7, 1996 ATSC and the Company entered into a definitive purchase agreement with Cygne and its wholly owned subsidiary, Cygne Group (F.E.) Limited, providing for the CAT/Cygne Transaction. The Purchase Agreement was amended by the parties on August 27, 1996.

   Pursuant to the Purchase Agreement, as amended, the purchase price for Cygne's interest in CAT and the Ann Taylor Woven Division assets will consist of (i) shares of common stock of ATSC having an aggregate value, based on the market price of ATSC's common stock for the ten trading days prior to the closing of the transaction, of $36,000,000 (provided that ATSC will not be required to issue more than 2.5 million shares, unless the

=============================================================================
aggregate  value of 2.5 million shares at closing  is  less  than
$32,500,000, in which case ATSC will issue shares of common stock having  an aggregate value of $32,500,000, but not more than  3.0 million shares); and (ii) cash in an amount equal to the tangible
net   book  value  of  the  fixed  assets  (but  not  to   exceed
$2,646,000), plus the tangible net book value of the inventory of the  Ann  Taylor  Woven  Division, less  the  amount  of  certain
liabilities  of  the  Division to be assumed  by  ATSC.   At  the
Company's option, it may deliver cash in lieu of some or all of any shares issuable in excess of 2.5 million shares. ATSC will also pay cash in respect of an obligation under an existing employment agreement with CAT. ATSC has agreed to register the shares to be issued to Cygne for resale, although Cygne is subject to certain restrictions on the timing of sales and the amount of shares which can be sold at any one time.

   The Purchase Agreement, as amended, provides that Cygne may terminate the agreement if the aggregate value of ATSC's common stock to be issued at closing, including any additional shares issuable or additional cash payable under the amendment, is less than $32,500,000, and that either party may terminate the agreement if the closing has not occurred by September 30, 1996.

   The Company received the consent of its lenders to the transaction contemplated by the original Purchase Agreement, and is currently seeking lender approval of the amendment to the Purchase Agreement. CAT has received a written commitment for the continuation of CAT's existing $40,000,000 credit facility.

   The closing of the CAT/Cygne Transaction is subject to various conditions, including (i) the approval of the transaction by Cygne's stockholders and (ii) the consent and release of liens by certain lenders to Cygne. It is currently anticipated that the transaction will close in September 1996 following approval by Cygne's stockholders. There can be no assurance, however, that the conditions referred to above will be satisfied, that the transaction will be consummated or, if consummated, that it will be consummated within the currently anticipated time frame.


=============================================================================

Item 2.  Management's Discussion and Analysis of Operations
         ---------------------------------------------------


Results of Operations
- ---------------------

                                                   Six Months Ended
                                                ----------------------
                                                 August 3,    July 29,
                                                    1996        1995
                                                 ---------    --------
   Number of Stores:
   Open at beginning of period..................    306          262
   Opened during period.........................      5           29
   Expanded during period*......................      1           17
   Closed during period.........................      5            2
   Open at end of period........................    306          289
   Type of Stores Open at End of Period:
      AnnTaylor Stores..........................    257          247
      AnnTaylor Factory Stores..................     23           23
      AnnTaylor Loft stores.....................     17           11
      AnnTaylor Studio stores...................      9            8

- --------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.




Six Months Ended August 3, 1996 Compared to Six Months Ended July 29, 1995
- --------------------------------------------------------------------------

   The Company's net sales in the first six months of 1996 increased to $372,329,000 from $352,001,000 in the first six months of 1995, an increase of $20,328,000 or 5.8%. The increase in net sales was primarily attributable to the 24 new stores opened and the 14 existing stores expanded since the end of the second quarter of 1995, partially offset by the closing of 7 stores since the end of the second quarter of 1995 and by a 7.4% decrease in comparable store sales in the first half of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's lower inventory position during the period; during the first half of 1996, inventories were on average approximately 24% lower on a per square foot basis compared to the same period of the prior fiscal year.

   Gross profit as a percentage of net sales increased to 44.0% in the first six months of 1996 from 41.4% in the first six months of 1995. This increase was attributable to the decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns.

=============================================================================

   Selling, general and administrative expenses were $140,283,000, or 37.7% of net sales in the first six months of 1996, compared to $129,684,000, or 36.8% of net sales in the first six months of 1995. The increase in expense was primarily attributable to increased retail square footage, which at quarter end was 15.6%
higher than at the end of the second  quarter  of 1995.   The
operating expense rate as a percentage of sales increased primarily as a result of decreased leverage on fixed expenses as a result of negative comparable store sales, and higher expense rates in new retail square footage, partially offset by increased productivity in selling expenses and the suspension of our mail order catalog.

   As a result of the foregoing, operating income increased to $18,865,000, or 5.1% of net sales, in the first six months of 1996, from $11,340,000, or 3.2% of net sales, in the first six months of 1995. Amortization of goodwill was $4,753,000 in the first six months of 1996 and 1995. Operating income, without giving effect to such amortization in either year, was
$23,618,000, or 6.3% of net sales, in the 1996 period and $16,093,000, or 4.6% of net sales, in the 1995 period.

   Interest expense was $12,331,000 in the first six months of 1996 and $8,966,000 in the first six months of 1995. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $4,519,000, or 64.9% of income before income taxes in the 1996 period, compared to $2,866,000, or 112.5% of income before income taxes in the 1995 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $2,439,000 or 0.7% of net sales for the first six months of 1996 compared to a net loss of $318,000 or (0.1)% of net sales for the first six months of 1995.


=============================================================================

                   PART II.  OTHER INFORMATION
                             -----------------



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 10.1 Second Amendment to the Amended and Restated Credit Agreement, dated as of April 9, 1996 among the Company, Bank of America National Trust and Savings Association and Fleet Bank, National Association, as Co-Agents, the
                       financial institutions from time to time party thereto, BA Securities Inc. as Arranger, and Bank of America as Agent. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 3, 1996 filed on September 16, 1996.

                 10.2 Amendment No. 1 to the Amended and Restated Declaration of Trust of AnnTaylor Finance Trust, dated as of August 27, 1996, between ATSC and Bank of New York, as Trustee. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 3, 1996 filed on September 16, 1996.

=============================================================================

         (b)  Reports on Form 8-K:

                 The Company filed a report with the Commission on Form 8-K dated June 10, 1996 with respect to the execution by ATSC and the Company of a definitive purchase agreement with Cygne and its wholly owned subsidiary, Cygne Group (F.E) Limited, providing for the Company's previously announced proposed acquisition of Cygne's interest in the Company's direct sourcing joint venture with Cygne and the assets of the Ann Taylor Woven Division of Cygne that sources merchandise for Ann Taylor.

                 ATSC filed a report with the Commission on Form 8-K dated June 21, 1996 which provided combined Financial Statements of CAT US, Inc. and C.A.T. (Far East) Limited and subsidiary and the AnnTaylor Woven Division of Cygne as of February 3, 1996 and January 28, 1995 and for the two years ended February 3, 1996, and ATSC and acquired companies unaudited Historical and Proforma combined Financial Statements as of May 4, 1996 and for the quarter then ended.

                 The Company filed a report with the Commission on Form 8-K dated August 29, 1996 with respect to (i) the resignation of Sally Frame Kasaks as the Company's Chairman and Chief Executive Officer and the
                 promotion of J. Patrick Spainhour from President and Chief Operating Officer to Chairman and Chief Executive Officer, (ii) the amendment of the Stock
                 and   Asset  Purchase  Agreement  among  ATSC,  the
                 Company, Cygne Designs, Inc. and Cygne Group (F.E.) Limited, and (iii) preliminary unaudited pro forma financial information for ATSC, CAT U.S., Inc., C.A.T. (Far East) Limited and the AnnTaylor Woven Division of Cygne on a combined basis for the six months ended August 3, 1996.

=============================================================================

                           SIGNATURES
                           ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.


Date:  September 16, 1996        By: /s/  Paul E. Francis
       --------------------          -----------------------------
                                     Paul E. Francis
                                        Executive Vice President -
                                        Finance and Administration
                                        (Chief Financial Officer)



Date:  September 16, 1996        By: /s/  Walter J. Parks
       ---------------------         -----------------------------
                                     Walter J. Parks
                                        Senior Vice President - Finance
                                        (Principal Accounting Officer)