Form 10-Q
period 1996-11-02
ANNTAYLOR INC
filed 1996-12-17
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 1996

                                OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-11980


                         ANNTAYLOR, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)



      Delaware                                 51-0297083
------------------------------    --------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


142 West 57th Street, New York, NY                    10019
-----------------------------------                -----------
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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                          November 29, 1996
          ------                         -----------------
  Common Stock, $1.00 par value                  1


   This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



===========================================================================

                       INDEX TO FORM 10-Q






                                                                    Page No.
                                                                    --------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
            Condensed Consolidated Statements of Operations
              for the Quarters and Nine Months Ended
              November 2, 1996 and October 28, 1995                    3

            Condensed Consolidated Balance Sheets at
              November 2, 1996 and February 3, 1996                    4

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended November 2, 1996 and
              October 28, 1995                                         5

            Notes to Condensed Consolidated Financial Statements       6

     Item 2.   Management's Discussion and Analysis of Operations     10

  PART II.  OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K                       12

===========================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 2, 1996 and October 28,
                              1995
                           (unaudited)



                                        Quarters Ended      Nine Months Ended
                                    ---------------------   ------------------

                                    Nov. 2,      Oct. 28,   Nov. 2,   Oct. 28,
                                      1996         1995       1996      1995
                                    -------       -------   -------   -------

                                                   (in thousands)

Net sales                          $212,670      $178,500  $584,999   $530,501
Cost of sales                       115,580        98,362   324,008    304,586
                                    -------       -------   -------    -------
Gross profit                         97,090        80,138   260,991    225,915
Selling, general and administrative
  expenses                           75,838        69,074   216,121    198,758
Employment contract separation
  expense                             3,500           ---     3,500        ---
Amortization of goodwill              2,578         2,377     7,331      7,130
                                    -------       -------   -------    -------

Operating income                     15,174         8,687    34,039     20,027
Interest expense (including
  distributions to ATSC
  relating to the Preferred
  Securities)                         6,345         5,402    18,676     14,368
Other expense, net                      898           374       474        200
                                    -------       -------   -------    -------

Income before income taxes            7,931         2,911    14,889      5,459
Income tax provision                  4,669         2,225     9,188      5,091
                                    -------       -------   -------    -------


   Net income                      $  3,262       $   686  $  5,701   $    368
                                    =======        ======   =======    =======

   See accompanying notes to condensed consolidated financial statements.
===============================================================================

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              November 2, 1996 and February 3, 1996

                                            November 2,   February 3,
                                               1996          1996
                                            ----------    ----------

                                            (unaudited)
                                                (in thousands)
                             ASSETS
Current assets
   Cash                                      $   2,421   $   1,283
   Accounts receivable, net                     70,521      70,395
   Merchandise inventories                     127,952     102,685
   Prepaid expenses and other current assets     9,687      12,808
   Prepaid tenancy                               7,748       8,099
   Deferred income taxes                         4,400       3,400
                                               -------     -------
     Total current assets                      222,729     198,670
Property and equipment
   Land and building                             8,983       8,923
   Leasehold improvements                       78,426      73,677
   Furniture and fixtures                      114,722      99,548
   Construction in progress                      4,383      14,190
                                                ------     -------
                                               206,514     196,338
     Less accumulated depreciation and
       amortization                             59,850      42,443
                                               -------     -------
     Net property and equipment                146,664     153,895
Goodwill, net of accumulated amortization
  of $74,056 and $66,725, respectively         340,927     313,525
Deferred financing costs, net of
  accumulated amortization of
  $3,158 and $1,960, respectively                3,117       3,933
Other assets                                     3,785       8,686
                                               -------     -------
     Total assets                             $717,222    $678,709
                                               =======     =======

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                           $ 39,394    $ 42,909
   Accrued expenses                             38,333      29,018
   Current portion of long-term debt               281      40,266
                                               -------     -------
     Total current liabilities                  78,008     112,193
Long-term debt                                 163,979     232,192
Deferred income taxes                            3,500       1,300
Other liabilities                                8,120       7,336
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value; 1,000
     shares authorized;1 shares issued               1           1
   Additional paid-in capital                  443,793     311,567
   Retained earnings                            19,821      14,120
                                               -------     -------
        Total stockholder's equity             463,615     325,688
                                               -------     -------
        Total liabilities and stockholder's
          equity                              $717,222    $678,709
                                               =======     =======


See accompanying notes to condensed consolidated financial statements.

========================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended November 2, 1996 and October 28, 1995
                           (unaudited)
                                                 Nine Months Ended
                                                -------------------
                                                Nov. 2,    Oct. 28,
                                                  1996       1995
                                                -------    -------
                                                   (in thousands)
Operating activities:
 Net income                                     $ 5,701    $   368
 Adjustments to reconcile net income to
   net cash provided
   by operating activities:
   Employment contract separation expense         3,500        ---
   Equity earnings in CAT                        (1,043)    (1,064)
   Provision for loss on accounts receivable      1,315        866
   Depreciation and amortization                 19,232     14,008
   Amortization of goodwill                       7,331      7,130
   Amortization of deferred financing costs       1,198        624
   Amortization of deferred compensation             25         78
   Deferred income taxes                          3,200      1,200
   Loss on disposal of property and equipment       641        947
   Change in assets and liabilities net of
     effects from purchase of
   ATGS:
     (Increase) decrease in:
       Receivables                               (1,441)   (13,444)
       Merchandise inventories                   (19,731)  (27,261)
       Prepaid expenses and other current assets   1,472    (6,621)
     Increase (decrease) in:
       Accounts payable                           (3,515)   25,372
       Accrued expenses                            5,576    (2,071)
       Other non-current assets and
         liabilities, net                            208     1,331
                                                 -------   -------
 Net cash provided by operating activities        23,669     1,463
                                                 -------   -------
Investing activities:
 Purchases of property and equipment              (9,795)  (68,994)
 Purchase of ATGS                                   (356)      ---
                                                 -------   -------
 Net cash used by investing activities           (10,151)  (68,994)
                                                 -------   -------
Financing activities:
 Net borrowings (repayments) under revolving
   credit agreement                              (94,000)   39,000
 Payments on mortgage                               (198)      ---
 Parent company contribution                      96,200       388
 Net (repayments) borrowings under receivables
   facility                                      (14,000)    4,000
 Payments of financing costs                        (382)   (1,643)
 Increase in bank overdrafts                         ---       486
 Proceeds from term loan                             ---    25,000
                                                 --------  -------
 Net cash (used by) provided by
   financing activities                          (12,380)   67,231
                                                 -------   -------
Net increase (decrease) in cash                    1,138      (300)
Cash, beginning of period                          1,283     1,551
                                                  ------    ------
Cash, end of period                              $ 2,421   $ 1,251
                                                  ======    ======
Supplemental Disclosures of Cash Flow
  Information:
 Cash paid during the period for interest        $14,998   $10,398
                                                  ======    ======
 Cash paid during the period for income taxes    $ 4,803   $ 7,549
                                                  ======    ======


   See accompanying notes to condensed consolidated financial statements.
==========================================================================

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

   The  February  3,  1996 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc. (the "Company" or "Ann Taylor").

   Certain fiscal 1995 amounts have been reclassified to conform to the 1996 presentation.

   The  financial information set forth herein should be read  in
conjunction   with  the  Notes  to  the  Company's   Consolidated
Financial  Statements  contained in the Ann  Taylor  1995  Annual
Report on Form 10-K.


2. Long-Term Debt
   --------------

   The   following  summarizes  long-term  debt  outstanding   at
November 2, 1996.

                                       (in thousands)

         Revolving Credit Facility         $ 7,000
         Term Loan                          24,500
         8-1/2% Notes                      100,000
         Receivables Facility               26,000
         Mortgage                            6,760
                                           -------
           Total debt                      164,260
         Less current portion                  281
                                           -------
            Total long-term debt          $163,979
                                           =======


   In  November 1996, the maturity date of the AnnTaylor Funding,
Inc. receivables financing facility was extended from January 27,
1997  to  May  4,  1998.   All other aspects  of  this  financing
agreement remain the same.

====================================================================

   In connection with the CAT/Cygne Transaction discussed in Note 3, the HongKong and Shanghai Banking Corporation allowed AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc. ("CAT") and now a wholly owned subsidiary of Ann Taylor), to continue CAT's $40,000,000 credit facility. The maximum amount that may be borrowed under this credit facility is $8,000,000; the balance of $32,000,000 can only be used for letters of credit. Such credit facility matures on July 29, 1997 and contains financial and other covenants. As of November 2, 1996, there was no balance outstanding under ATGS's credit agreement.

   On April 25, 1996, AnnTaylor Stores Corporation ("ATSC") completed the sale (the "Initial Sale"), in a private placement,
of   $87,500,000  8-1/2%  Convertible  Trust  Originated   Preferred
Securities ("Preferred Securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the
"Trust").   On May 17, 1996, the Trust, a wholly-owned subsidiary
of ATSC, issued an additional $13,125,000 of Preferred Securities pursuant to the exercise of an over-allotment option (the "Over-allotment Sale") granted to the placement agents in connection
with   the  Initial  Sale.   The  Preferred  Securities  have   a
liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC's common stock at a conversion rate of 2.545 shares of common stock for each Preferred Security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the Preferred Securities). The sole assets of the Trust are $103,700,000 of 8-1/2% Convertible
Subordinated Debentures of ATSC maturing on April  15,  2016.   A
total of 2,012,500 Preferred Securities were issued, and are convertible into an aggregate of 5,121,812 shares of ATSC common stock.

   Subject   to   certain   distribution   deferral   provisions,
distributions on the Preferred Securities are payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing July 15, 1996. Payment of distributions on the Preferred Securities by the Trust is dependent upon receipt of payment of interest by ATSC on its 8-1/2% Convertible Subordinated Debentures held by the Trust. ATSC's ability to make such interest payments is dependent upon its receipt of dividends or other distributions from Ann Taylor. The payment of dividends and distributions from Ann Taylor to ATSC is subject to certain restrictions contained in the Bank Credit Agreement and the Indenture relating to the 8-3/4% Notes. Provided that Ann Taylor is not then in default under the Bank Credit Agreement at the time of any such distribution, the lenders under the Bank Credit Agreement have consented to quarterly distributions by Ann Taylor to ATSC equal to the amount of interest due on the Convertible Subordinated Debentures. These distributions are included in the condensed consolidated statements of operations as interest expense.

==================================================================

3. CAT/Cygne Transaction
   ---------------------
   In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor (the "CAT/Cygne
Transaction"). As a result of the CAT/Cygne Transaction, CAT became an indirect wholly owned subsidiary of the Company and will perform all of Ann Taylor's direct sourcing functions, including those previously provided by the Division, under the name Ann Taylor Global Sourcing. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations.

   Pursuant to the Purchase Agreement, at the closing ATSC and Ann Taylor delivered to Cygne, as the purchase price for Cygne's interest in CAT and the Assets (i) 2,348,145 shares of common stock of ATSC having an aggregate value, as of the Effective
Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of November 2, 1996, certain post-closing adjustments are expected to reduce the net cash paid to approximately $400,000. The total purchase price to the Company of the CAT/Cygne Transaction has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying Condensed Consolidated Balance Sheets may be adjusted upon final determination of the purchase price adjustments. Management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

   In connection with the CAT/Cygne Transaction, Ann Taylor entered into two three-year consulting agreements with Cygne for

==================================================================
the  services of Mr. Bernard Manuel, Chairman and Chief Executive
Officer of Cygne, and Mr. Irving Benson, President of Cygne.   In
November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr.
Benson.   In  addition, Mr. Dwight Meyer, formerly  president  of
CAT, has entered into a three-year employment agreement with Ann Taylor pursuant to which he will serve as Executive Vice
President  -  Sourcing  of  Ann  Taylor  and  Ann  Taylor  Global
Sourcing.


4. Supplementary Data
   -------------------
   The  following unaudited pro forma condensed consolidated data for  the nine months ended November 2, 1996 and October 28,  1995 have been presented to reflect the CAT/Cygne Transaction as if it had occurred at the beginning of each such period:


                                Nine Months Ended    Nine Months Ended
                               -------------------  -------------------
                                 November 2, 1996     October 28,1995
                               -------------------  -------------------
                                 Actual  Pro Forma   Actual   Pro Forma
                               --------  --------   --------  ---------
                                           (in thousands)

   Net sales                   $584,999  $584,999   $530,501  $530,501
   Net income                  $  5,701  $  8,629   $    368  $  3,178


The pro forma data set forth above does not purport to be indicative of the results that actually would have occurred if the CAT/Cygne Transaction had occurred at the beginning of the periods presented or of results which may occur in the future.


5. Supplemental Schedule of Noncash Investing and Financing Activities:
   --------------------------------------------------------------------

   A   summary   of  the  noncash  activity  which  occurred   in
conjunction with the CAT/Cygne Transaction is as follows:

                                                           (in thousands)

   Fair value of assets acquired                             $  8,333
   Excess of purchase price over the fair value of
     net assets acquired                                       34,734
   Ann Taylor's previous investment in CAT                     (6,711)
   Issuance of ATSC common stock                              (36,000)
                                                              -------
   Cash paid                                                 $    356
                                                              =======

========================================================================

Item 2.  Management's Discussion and Analysis of Operations
         ---------------------------------------------------


Results of Operations
                                                Nine Months Ended
                                             -----------------------
                                             November 2,  October 28,
                                                  1996      1995
                                             -----------  -----------
   Number of Stores:
      Open at beginning of period                 306       262
      Opened during period                          9        43
      Expanded during period*                       7        29
      Closed during period                          6         2
      Open at end of period                       309       303
   Type of Stores Open at End of Period:
      AnnTaylor Stores                            260       256
      AnnTaylor Factory Stores                     23        23
      AnnTaylor Loft stores                        17        15
      AnnTaylor Studio stores                       9         9
---------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Nine Months Ended November 2, 1996 Compared to Nine Months Ended
----------------------------------------------------------------
October 28, 1995
----------------

   The Company's net sales in the first nine months of 1996 increased to $584,999,000 from $530,501,000 in the first nine months of 1995, an increase of $54,498,000 or 10.3%. The increase in net sales was primarily attributable to the fourteen new stores opened and the eight existing stores expanded since the end of the third quarter of 1995, partially offset by the closing of eight stores since the end of the third quarter of 1995 and by a 0.5% decrease in comparable store sales in the first nine months of 1996. Management believes that the decrease in comparable store sales was due primarily to the Company's lower inventory position during the period; during the first nine months of 1996, inventories were on average approximately 15% lower on a per square foot basis compared to the same period of the prior fiscal year. This inventory comparison excludes raw materials, work-in-progress and finished goods acquired September 1996 in connection with the Company's acquisition of CAT and the Assets of the Division.

   Gross profit as a percentage of net sales increased to 44.6% in the first nine months of 1996 from 42.6% in the first nine months of 1995. This increase was attributable to decreased cost of goods sold as a percentage of net sales, primarily resulting from lower markdowns.

=================================================================

   Selling, general and administrative expenses were $216,121,000, or 36.9% of net sales in the first nine months of 1996, compared to $198,758,000, or 37.5% of net sales in the first nine months of 1995. The increase in expense was primarily attributable to increased retail square footage, which at the end of the nine-month period was 5.8% higher than at the end of the same nine-month period in 1995. The operating expense rate as a percentage of sales decreased primarily as a result of increased leverage on fixed expenses and the suspension of the Company's mail order catalog, partially offset by higher expense rates in new retail square footage.

   In connection with the resignation in August of Sally Frame Kasaks as Chairman and Chief Executive Officer of the Company, a one-time pre-tax charge of $3,500,000 ($1,958,000 net of related tax benefit) was recorded relating to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract with ATSC.

   As a result of the foregoing, operating income increased to $34,039,000, or 5.8% of net sales, in the first nine months of 1996, from $20,027,000, or 3.8% of net sales, in the first nine months of 1995. As described above, operating income was reduced by $3,500,000, or 0.6% of net sales, related to the estimated costs of the Company's obligations under Ms. Kasaks' employment contract. Amortization of goodwill was $7,331,000 in the first nine months of 1996 compared to $7,130,000 in the first nine months of 1995. Operating income, without giving effect to such goodwill amortization in either year, was $41,370,000, or 7.1% of net sales, in the 1996 period and $27,157,000, or 5.1% of net sales, in the 1995 period.

   Interest expense was $18,676,000 in the first nine months of 1996, which includes distributions by Ann Taylor to ATSC relating to the Preferred Securities, and $14,368,000 in the first nine months of 1995. The increase in interest expense is primarily attributable to higher interest rates applicable to the Company's debt obligations and higher outstanding indebtedness in 1996.

   The income tax provision was $9,188,000, or 61.7% of income before income taxes in the 1996 period, compared to $5,091,000, or 93.3% of income before income taxes in the 1995 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $5,701,000, or 1.0% of net sales, for the first nine months of 1996 compared to net income of $368,000, or 0.1% of net sales, for the first nine months of 1995.

===================================================================

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
      (a)     Exhibits:

              10.3 Employment Agreement dated November 25, 1996 between ATSC and Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

              10.4 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

              10.5 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital
                     Corp.  and  PNC Bank, National  Association.
                     Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

              10.6 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

              10.7   Promissory  Note  dated September  20,  1996
                     from AnnTaylor Global Sourcing, Inc. to  the
                     HongKong  and  Shanghai Banking  Corporation
                     Limited,  New York Branch.  Incorporated  by
                     reference  to Exhibit 10.7 to the  Quarterly
                     Report  on Form 10-Q of ATSC for the Quarter
                     ended November 2, 1996 filed on December 17,
                     1996.
=========================================================================

              10.8 Amended and Restated Security Agreement, dated as of September 20, 1996, between
                     AnnTaylor  Global  Sourcing,  Inc.  and  the
                     HongKong  and  Shanghai Banking  Corporation
                     Limited.    Incorporated  by  reference   to
                     Exhibit 10.8 to the Quarterly Report on Form
                     10-Q  of ATSC for the Quarter ended November
                     2, 1996 filed on December 17, 1996.

              10.9 Letter of Negative Pledge, dated as of September 20, 1996, from AnnTaylor Global Sourcing, Inc. to the HongKong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.


      (b)  Reports on Form 8-K:

              ATSC filed a report dated August 23, 1996 with the Commission on Form 8-K on August 30, 1996 with respect to (i) the resignation of Sally Frame
              Kasaks as the Company's Chairman and Chief Executive Officer and the promotion of J. Patrick Spainhour from President and Chief Operating Officer to Chairman and Chief Executive Officer,
              (ii) the amendment of the Stock and Asset Purchase Agreement among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited providing for the acquisition by Ann Taylor of Cygne's interest in CAT and the assets of the Division, and (iii) preliminary unaudited pro forma financial information for the Company, CAT U.S., Inc., C.A.T. (Far East) Limited and the Division on a combined basis for the six months ended August 3, 1996.

              The Company filed a report dated September 20, 1996 with the Commission on Form 8-K on September 26,
              1996 with respect to the consummation of the acquisition by the Company, through its wholly owned subsidiary Ann Taylor, of Cygne's interest in CAT and the Assets of the Division.

=====================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANNTAYLOR, INC.


Date: December 17, 1996            By: /s/  Paul E. Francis
      -------------------             ----------------------
                                      Paul E. Francis
                                        Executive Vice President-
                                        Finance and Administration
                                        (Chief Financial Officer)



Date: December 17, 1996            By: /s/  Walter J. Parks
      -------------------              -----------------------
                                       Walter J. Parks
                                       Senior Vice President - Finance
                                       (Principal Accounting Officer)