Form 10-K
period 1997-02-01
ANNTAYLOR INC
filed 1997-05-01
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 .

           For the fiscal year ended February 1, 1997
                               OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   Commission File No. 1-11980


                         ANNTAYLOR, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          DELAWARE                            51-0297083
------------------------------   -------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)


    142 West 57th Street, New York, NY                 10019
  ----------------------------------------          ------------
  (Address of principal executive offices)           (Zip Code)



                           (212) 541-3300
         ---------------------------------------------------
         (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:


  Title of Each Class             Name of each exchange on which registered
-------------------------         -----------------------------------------
8-3/4% Subordinated Notes               The New York Stock Exchange
    due 20000


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
                                        ----       -----

     As of March 14, 1997, 1 share of Common Stock was outstanding.

           Documents Incorporated by Reference:  None


     The  registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


========================================================================

                             PART I




ITEM 1.   Business
          --------

General
-------

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

     The Company has sought to capitalize on the Ann Taylor brand through the introduction of new product lines in its Ann Taylor stores. The Company believes that product extensions support the Company's total wardrobing strategy, and provide existing and new customers with additional reasons to shop at Ann Taylor stores. Product extensions expanded or developed over the last several years include Ann Taylor shoes, ATdenim, Ann Taylor Petites, and fragrance and personal care products.

     As of February 1, 1997, the Company operated 309 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store, Ann Taylor Loft and Ann Taylor Studio. Of the 259 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor Stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     In 1995, the Company began testing Ann Taylor Loft, a separate moderate-price store concept for customers who appreciate Ann Taylor style, but are more value conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft and Shoe Loft labels. As of February 1, 1997, the Company operated 15 Ann Taylor Loft stores, all located in factory outlet centers. The Company also operates 16 stores in factory outlet centers under the name Ann Taylor Factory Store or Ann Taylor Loft, that offer both original priced Ann Taylor Loft merchandise, as well as clearance merchandise from Ann Taylor and Ann Taylor Loft stores. The Company believes that the Ann Taylor Loft concept represents an opportunity for the Company to compete in the moderately-priced women's apparel market, and management is developing a strategic plan to determine how best to maximize its potential in this market.

     The Company also operates 10 Ann Taylor Factory Stores that serve principally as a clearance vehicle for both Ann Taylor and Ann Taylor Loft merchandise. All of these stores are located in factory outlet centers.

===================================================================

     In Fall 1994, the Company began testing Ann Taylor Studio stores, a free-standing shoe and accessory store concept offering the broadest assortment of Ann Taylor shoes, as well as certain accessories also sold in Ann Taylor stores, such as hosiery, belts, handbags, and fragrance and personal care products. By Fall 1995, the Company had nine Ann Taylor Studio stores. The Company did not open any new Studio stores during Fiscal 1996. The Company has determined that the Studio stores, which have not been profitable, are not consistent with the Company's total wardrobing strategy, and in January 1997 the Company announced its plans to close all nine Studio stores during Fiscal 1997.

     The Company was incorporated under the laws of the State of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction (the "Acquisition") in 1989.



Sourcing Acquisition
--------------------

     The Company believes that procuring merchandise directly from manufacturers improves the Company's competitive position by providing it with greater control over pre-production processes, resulting in greater consistency in merchandise quality and sizing, and by reducing merchandise costs. To this end, in May 1992, the Company commenced a joint venture, known as "CAT", with one of its private label vendors, Cygne Designs, Inc. ("Cygne"). CAT was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. In 1995, the Company purchased approximately 38% of its merchandise through CAT and approximately 16% of its merchandise from Cygne. Until September 1996, the Company owned a minority interest in CAT. In September 1996, the Company acquired Cygne's entire interest in CAT, which became a wholly-owned subsidiary of the Company, as well as certain of the assets of the Ann Taylor Woven Division of Cygne (the "Woven Division Assets") that Cygne used in sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). These operations have been combined and are now known as "Ann Taylor Global Sourcing" ("ATGS").

     In consideration for Cygne's interest in CAT and the Woven Division Assets, ATSC and the Company paid (i) 2,348,145 shares of common stock of ATSC having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Woven Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments are expected to reduce the net cash paid for inventory and fixed assets to approximately $227,000. The total purchase price to the Company of the Sourcing Acquisition has been allocated to the tangible and intangible assets and liabilities of CAT and the Woven Division that were acquired, based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying Consolidated Balance Sheets may be adjusted upon final determination of the purchase price adjustments. Management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     Pursuant to the terms of a Stockholders Agreement entered into at the time of the Sourcing Acquisition, ATSC registered the sale of the shares of ATSC common stock issued to Cygne as part of the consideration for the acquisition. Cygne subsequently sold, pursuant to this registration statement, all of the shares of ATSC common stock issued to it by ATSC.

     In connection with the Sourcing Acquisition, Ann Taylor entered into two three-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chairman and Chief Executive Officer of Cygne, and Mr. Irving Benson, the then-President of Cygne. In November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr. Benson.

==================================================================

ITEM 2.   Properties
          ----------

     As of February 1, 1997, the Company operated 309 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold. In addition, most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

     Ann  Taylor leases corporate offices at 142 West 57th Street in New York City, as well as office space at 1372 Broadway in New
York  City.   The Company also leases office space in New  Haven,
Connecticut.

     The Company's wholly-owned subsidiary, AnnTaylor Distribution Services, Inc. owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.



ITEM 3.   Legal Proceedings
          -----------------

     On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York, against ATSC, the Company, certain officers and directors of ATSC and the Company, Merrill Lynch & Co, Inc. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y.
1996)). The complaint alleges causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about ATSC and the Company. The complaint seeks, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. The Company believes that the complaint is without merit and intends to defend the action vigorously. The Company and other defendants have filed motions to dismiss the actions. These motions are pending, and discovery in this case has been suspended pending judicial disposition of these motions. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.

     The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations and liquidity of the Company.


==================================================================

                             PART II





ITEM   5.   Market  for  Registrant's
            -------------------------

Common Equity and Related Stockholder Matters
---------------------------------------------

     There is no public market for the common stock of the Company. All of the outstanding stock of the Company, consisting of one share of common stock, is owned by ATSC.

     From  time  to time, the Company pays dividends to  ATSC  in
amounts  sufficient to fund ATSC's operating expenses.   Further,
in   connection   with  the  8-1/2%  Company-Obligated Mandatorily
Redeemable   Convertible  Preferred  Securities  (the  "preferred
securities")  issued  by  ATSC's  financing  vehicle,   AnnTaylor
Finance Trust (the "Trust"), the Company makes regular dividend payments to ATSC in amounts sufficient to allow ATSC to pay interest and principal on certain debentures issued to the Trust. The payment of dividends by the Company to ATSC is subject to certain restrictions under the Company's bank credit agreement, the indenture relating to the Company's 8-3/4% Subordinated Notes due 2000 and the Company's Receivables Facility. See Note 2 to the Consolidated Financial Statements of the Company.


ITEM  7.    Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

     The Company's net sales increased to $798,117,000 in Fiscal 1996 (53 weeks) from $731,142,000 in Fiscal 1995 (52 weeks), an increase of $66,975,000, or 9.2%. Total sales for the fifty-two week period ended February 1, 1997 were up 10.6% compared to the fifty-two week period ended January 27, 1996. This increase in net sales was attributable to the inclusion of a full year of operating results for the 48 stores opened and 30 stores expanded during 1995, the opening of 11 new stores and the expansion of 7 stores in 1996, and to a comparable sales increase of 1.8% for the fifty-two week period ended February 1, 1997. This sales increase was partially offset by the closing of 8 stores in 1996. The Company believes that the 1.8% increase in its comparable store sales in 1996 was attributable primarily to positive customer reaction to the Company's Fall 1996 merchandise offerings.

     Gross profit as a percentage of net sales increased to 44.4%
in  1996  from  41.8%  in  1995.   This  increase  was  primarily
attributable   to  lower  markdowns  associated  with   decreased
promotional activities.

     Selling, general and administrative expenses as a percentage of net sales decreased to 36.5% in 1996 from 37.0% in 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of increased leverage on fixed expenses due to improved comparable store sales.

     Operating income increased to $46,461,000, or 5.8% of net sales, in 1996 from $25,275,000, or 3.5% of net sales, in 1995.
Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under the former Chairperson's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of the nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $10,086,000 in 1996 compared to $9,506,000 in 1995. Operating income without giving effect to such amortization was $56,547,000, or 7.1% of net sales, in 1996 and $34,781,000, or
4.8% of net sales, in 1995.

     Interest expense was $24,416,000 in 1996 compared to $20,956,000 in 1995. The increase in interest expense was attributable to higher interest rates associated with the issuance of the preferred securities by the Trust, partially offset by a decrease in the Company's long-term debt. The weighted average interest rate on the Company's outstanding indebtedness at February 1, 1997 was 8.80% compared to 8.26% at February 3, 1996.

==================================================================

-----------------------------------------------

     The income tax provision was $12,975,000, or 60.0% of income before income taxes, in the 1996 period compared to $5,157,000, or 120.5% of income before income taxes, in 1995. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     As a result of the foregoing factors, the Company had net income of $8,667,000, or 1.1% of net sales, for 1996 compared to a net loss of $876,000, or 0.1% of net sales, for 1995.


ITEM  8.   Financial  Statements and Supplementary Data
           --------------------------------------------

     The  following  consolidated  financial  statements  of  the
Company  for the years ended February 1, 1997, February  3,  1996 and  January 28, 1995 are included as a part of this Report  (See
Item 14):

     Consolidated Statements of Operations for the fiscal years ended February 1, 1997, February 3, 1996 and January 28,
        1995.

     Consolidated  Balance  Sheets as of  February  1,  1997  and
        February 3, 1996.

     Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28,
        1995.

     Notes to Consolidated Financial Statements.



ITEM  9.   Changes in and Disagreements with Accountants on Accounting
           -----------------------------------------------------------
           and Financial Disclosures
           -------------------------

            None.

=======================================================================

                             PART IV


ITEM  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

  (a)    List of documents filed as part of this Annual Report:

         The  following  consolidated financial statements  of  the
         Company   and  the  independent  auditors'   report   are
         included on pages 11 through 27 and are filed as part of this Annual Report:

         Consolidated Statements of Operations for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995; Consolidated Balance Sheets as of
         February 1, 1997, and February 3, 1996; Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995; Notes to Consolidated Financial Statements; Independent Auditors' Report.


  (b)    Reports on Form 8-K
         None


  (c)    Exhibits

         The exhibits listed below are filed as a part of this Annual Report.


    Exhibit Number
    --------------

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

  4.1.1 Instrument of Resignation, Appointment and Acceptance, dated as of December 1, 1995, among Ann Taylor, Fleet Bank, N.A., as Resigning Trustee, and Norwest Bank Minnesota, N.A., the Successor Trustee. Incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.

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

  10.1.1   First   Amendment   to  Amended  and   Restated   Credit
            Agreement, dated as of January 4, 1996, among Ann Taylor, Bank of America, Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities, Inc., as Arranger, and Bank of America, as Agent. Incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K of ATSC filed on April 8, 1996.
  10.1.2 Second Amendment to the Amended and Restated Credit Agreement, dated as of April 9, 1996 among Ann Taylor, Bank of America and Fleet Bank, National Association, as Co-Agents, the financial institutions from time to time party thereto, BA Securities Inc. as Arranger, and Bank of America as Agent. Incorporated by reference to
            Exhibit 10.1 on Form 10-Q of ATSC for the Quarter ended August 3, 1996 filed on September 16, 1996.

======================================================================

    Exhibit Number
    --------------

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

  10.9 Employment Agreement dated as of February 1, 1994 between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of ATSC for the Quarter ended October 29, 1994 filed on December 9, 1994.

  10.10 Employment Agreement dated February 16, 1996 between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of ATSC filed on April 8, 1996.

  10.10.1  Amendment to the Employment Agreement, dated August  23,
            1996,   between   ATSC   and  J.   Patrick   Spainhour.
            Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.


  10.11 Employment Agreement dated November 25, 1996 between ATSC and Patricia DeRosa. Incorporated by reference to
            Exhibit 10.3 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

=====================================================================

Exhibit Number
--------------

  10.12 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.13 Separation Agreement dated January 24, 1997 between Ann Taylor and Paul E. Francis. Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

  10.14 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Option Plan"). Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

  10.15 Amended and Restated Management Performance Compensation Plan as approved by stockholders of ATSC on June 1, 1994. Incorporated by reference to Exhibit
            10.22.1 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.15.1 Amendment to the AnnTaylor Stores Corporation Management Performance Compensation Plan dated as of February 24, 1995, Incorporated by reference to
            Exhibit 10.22.2 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.16 Associate Stock Purchase Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-Q of ATSC for the Quarter Ended October 31, 1992 filed on December 15, 1992.

  10.17 Interest Rate Swap Agreement dated as of July 22, 1993, between Ann Taylor and Fleet Bank of Massachusetts, N.A. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

  10.18 Stock Purchase Agreement, dated as of July 13, 1993, between Ann Taylor and Cleveland Investment, Ltd. Incorporated by reference to Exhibit 10.7 to the Form 10-Q of Ann Taylor for the Quarter ended July 31, 1993 filed on September 2, 1993.

  10.19 Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to
            Exhibit 10.31.4 to the Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.19.1 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.20 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

  10.21 AnnTaylor Stores Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

  10.21.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to
            Exhibit  10.33.1  to  the Form 10-Q  of  ATSC  for  the
            Quarter  Ended  July 29, 1995 filed  on  September  11,
            1995.

  10.22 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

======================================================================

Exhibit Number
--------------

  10.23 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to
            Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

  10.24 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.1 Promissory Note dated September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited, New York Branch. Incorporated by reference to Exhibit 10.7 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.2 Amended and Restated Security Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.24.3 Letter of Negative Pledge, dated as of September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

  10.25 Stock and Asset Purchase Agreement, dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to
            Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

  10.25.1 Amendment to Stock and Asset Purchase Agreement, dated as of August 27, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

  10.25.2 Stockholders Agreement, dated as of September 20, 1996, among ATSC, Cygne and Cygne Group (F.E.) Limited, a
            Hong Kong corporation and wholly owned subsidiary of Cygne. Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

  10.25.3 Consulting Agreement, dated as of September 20, 1996, by and between ATSC, Cygne and Mr. Bernard M. Manuel. Incorporated by reference to Exhibit 10.26.3 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

  10.25.4 Consulting Agreement, dated as of September 20, 1996, by and between ATSC, Cygne and Mr. Irving Benson. Incorporated by reference to Exhibit 10.26.4 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

  27       Financial Data Schedule.

======================================================================

                           SIGNATURES
                           ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANNTAYLOR, INC.

                                      By:   /s/ J. Patrick Spainhour
                                            ------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief Executive
                                                    Officer

Date:  May 1, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/J. PATRICK SPAINHOUR   Chairman and Chief Executive     May 1, 1997
------------------------     Officer and Director        --------------
   J. Patrick Spainhour




/s/ PATRICIA DEROSA       President and Chief Operating    May 1, 1997
------------------------     Officer and Director        --------------
    Patricia DeRosa



/s/ WALTER J. PARKS       Senior Vice President -          May 1, 1997
------------------------     Chief Financial Officer     --------------
    Walter J. Parks



/s/ JAMES M. SMITH        Vice President and Controller    May 1, 1997
------------------------     Principal Accounting Officer -------------
    James  M.  Smith


/s/ GERALD S.ARMSTRONG    Director                         May 1, 1997
-----------------------                                   -------------
    Gerald S. Armstrong


/s/ JAMES J. BURKE, JR.    Director                        May 1, 1997
------------------------                                  -------------
    James J. Burke, Jr.


/s/ ROBERT C. GRAYSON      Director                        May 1, 1997
-------------------------                                 -------------
    Robert C. Grayson


/s/ ROCHELLE B. LAZARUS    Director                        May 1, 1997
--------------------------                                --------------
    Rochelle B. Lazarus


/s/ HANNE M. MERRIMAN       Director                       May 1, 1997
---------------------------                               ---------------
    Hanne M. Merriman


==========================================================================

                         ANNTAYLOR, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                        Page No.
                                                        --------

Independent Auditors' Report.............................. 12

Consolidated Financial Statements:

    Consolidated Statements of Operations for the
       fiscal years ended February 1, 1997,
       February 3, 1996 and January 28, 1995.............. 13

    Consolidated Balance Sheets as of February 1, 1997
        and February 3, 1996.............................. 14

    Consolidated Statements of Cash Flows for the fiscal
        years ended February 1, 1997, February 3, 1996
        and January 28, 1995.............................. 15

    Notes to Consolidated Financial Statements............ 16

=======================================================================

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------




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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


New York, New York
March 6, 1997


=====================================================================
<page 13>


                         ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended February 1, 1997, February 3, 1996 and
                        January 28, 1995






                                       Fiscal Years Ended
                                 -----------------------------

                                 Feb. 1,    Feb. 3,   Jan. 28,
                                   1997       1996      1995
                                 -------    -------   ---------

                                        (in thousands)

Net sales.......................  $798,117  $731,142   $658,804
Cost of sales...................   443,443   425,225    357,783
                                   -------   -------    -------
Gross profit....................   354,674   305,917    301,021
Selling, general and
  administrative expenses.......   291,027   271,136    214,224
Studio shoe stores
  closing expense...............     3,600       ---        ---
Employment contract separation
  expense.......................     3,500       ---        ---
Amortization of goodwill........    10,086     9,506      9,506
                                   -------   -------    -------
Operating income................     46,461   25,275     77,291
Interest expense................     24,416   20,956     14,229
Other expense, net..............        403       38        168
                                    -------  -------    -------
Income before income taxes
  and extraordinary  loss.......     21,642    4,281     62,894
Income tax provision............     12,975    5,157     30,274
                                    -------  -------    -------
Income  (loss)  before
  extraordinary  loss...........      8,667     (876)    32,620
Extraordinary loss (net of
  income tax benefit of
  $654,000).....................        ---      ---        868
                                    -------  -------    -------
   Net income (loss)............   $  8,667 $   (876)  $ 31,752
                                    =======  =======    =======




    See accompanying notes to consolidated financial statements.

============================================================================

                         ANNTAYLOR, INC.
                   CONSOLIDATED BALANCE SHEETS
              February 1, 1997 and February 3, 1996




                                            February 1,     February 3,
                                               1997            1996
                                            ----------      -----------
                                     (in thousands, except per share amounts)

                  ASSETS
Current assets
 Cash.......................................  $  7,025        $  1,283
 Accounts receivable, net...................    63,605          70,395
 Merchandise inventories....................   100,237         102,685
 Prepaid expenses and other current assets..    25,653          24,307
                                               -------         -------
     Total current assets...................   196,520         198,670

Property and equipment
 Land and building..........................     8,930           8,923
 Leasehold improvements.....................    76,576          73,677
 Furniture and fixtures.....................   120,268          99,548
 Construction in progress...................     3,307          14,190
                                               -------         -------
                                               209,081         196,338
 Less accumulated depreciation and
   amortization..............................   65,648          42,443
                                               -------         -------
     Net property and equipment..............  143,433         153,895
Goodwill, net................................  341,779         313,525
Deferred financing costs, net................    2,743           3,933
Other assets.................................    3,664           8,686
                                               -------         -------
     Total assets............................ $688,139        $678,709


          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable............................ $ 34,341        $ 42,909
 Accrued tenancy.............................    6,827           5,675
 Gift certificates redeemable................    4,903           4,269
 Accrued expenses............................   31,312          19,074
 Current portion of long-term debt...........      287          40,266
                                               -------         -------
     Total current liabilities...............   77,670         112,193
Long-term debt...............................  130,905         232,192
Deferred income taxes........................    4,872           1,300
Other liabilities............................    7,952           7,336

Commitments and contingencies
Stockholder's equity
 Common stock, $1.00 par value; 1,000
   shares authorized; 1 share issued
   and outstanding...........................        1               1
 Additional paid-in capital..................  443,952         311,567
 Retained earnings...........................   22,787          14,120
                                               -------         -------
     Total stockholder's equity..............  466,740         325,688
                                               -------         -------
     Total liabilities and stockholder's
       equity................................ $688,139        $678,709
                                               =======         =======


     See accompanying notes to consolidated financial statements.


========================================================================

                         ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended February 1, 1997, February 3, 1996 and
                        January 28, 1995



                                                     Fiscal Years Ended
                                             ---------------------------------
                                             Feb. 1,        Feb. 3,    Jan. 28,
                                               1997           1996       1995
                                             -------        -------    --------

                                                       (in thousands)
Operating activities:
  Net income (loss)........................ $  8,667        $  (876)   $ 31,752
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Extraordinary loss...................      ---            ---      1,522
      Equity earnings in CAT...............   (1,402)        (1,646)    (1,547)
      Provision  for loss on accounts
        receivable.........................    1,803          1,280      1,727
      Depreciation and amortization........   26,208         18,788     11,787
      Amortization of goodwill.............   10,086          9,506      9,506
      Amortization of deferred compensation      191             68        298
      Non-cash interest....................    1,574          1,004        978
      Deferred income taxes................     (985)         3,150        ---
      Loss  on disposal of property and
        equipment..........................    3,209          1,143      1,268
      Change in assets and liabilities net
        of effects from purchase of
        AnnTaylor Global Sourcing:
             Decrease  (increase) in
               receivables.................    4,987        (10,464)   (13,659)
             Decrease (increase) in
               merchandise inventories.....    9,342         (8,980)   (32,815)
            Decrease (increase) in prepaid
               expenses and other current
               assets......................      247        (12,951)      (772)
            Decrease in other non-current
              assets and liabilities, net        738            429        567
          Increase in accounts payable and
              accrued liabilities..........    2,867          6,925      6,537
                                             -------        -------    -------
  Net cash provided by operating activities   67,532          7,376     17,149
                                             -------        -------    -------

Investing activities:
  Purchases  of  property  and  equipment... (16,107)       (78,378)   (61,341)
  Purchase of AnnTaylor Global Sourcing.....    (227)           ---        ---
                                             -------        -------    -------
  Net cash used by investing activities..... (16,334)       (78,378)   (61,341)
                                             -------        -------    -------

Financing activities:
  Borrowings (repayments) under revolving
    credit facility......................... (101,000)       37,000     64,000
  Payments of long-term debt................      ---           ---    (56,000)
  Parent company contribution...............   96,194           384     34,791
  Proceeds from term loan...................      ---        24,500        ---
  Proceeds from (payments of) mortgage......     (266)        6,958        ---
  Borrowings (repayments) under receivables
    facility................................  (40,000)        4,000      3,000
  Payment of financing costs................     (384)       (2,108)      (340)
                                              -------       -------    -------
  Net cash provided by (used by) financing
    activities..............................  (45,456)       70,734     45,451
                                              -------       -------    -------

Net increase (decrease) in cash.............    5,742          (268)     1,259
Cash, beginning of year.....................    1,283         1,551        292
                                              -------       -------    -------
Cash, end of year........................... $  7,025      $  1,283   $  1,551
                                              =======       =======    =======

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the year for interest.... $ 22,689      $ 19,607   $ 13,211
                                              =======       =======    =======
  Cash  paid  during the year for income
    taxes................................... $  8,990      $  6,886   $ 26,242
                                              =======       =======    =======



             See accompanying notes to consolidated financial statements.

===============================================================================

                         ANNTAYLOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   Summary of Significant Accounting Policies
     ------------------------------------------

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

     Certain Fiscal 1995 and 1994 amounts have been reclassified to conform to the Fiscal 1996 presentation.



Fiscal Year
-----------

     The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks. The other fiscal years presented included 52 weeks.



Finance Service Charge Income
-----------------------------

     Income  from  finance service charges relating  to  customer
receivables,  which  is  deducted  from  selling,   general   and
administrative expenses, amounted to $9,024,000 for Fiscal 1996, $8,328,000 for Fiscal 1995 and $6,871,000 for Fiscal 1994.



Merchandise Inventories
-----------------------

     Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market. The majority of the Company's inventory represents finished goods available for sale.



Property and Equipment
----------------------

     Property and equipment are recorded at cost. The Company capitalized interest costs of approximately $1,300,000 in Fiscal 1995. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.



Pre-Opening Expenses
--------------------

     Pre-opening store expenses are charged to selling, general and administrative expenses in the period incurred.


======================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------


Deferred Financing Costs
------------------------

     Deferred  financing  costs  are being  amortized  using  the
interest  method over the term of the related debt.   Accumulated
amortization  at  February  1, 1997  and  February  3,  1996  was
$3,534,000 and $1,960,000, respectively.



Goodwill
--------

     Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see Note 8) is being amortized on a straight-line basis over 25 years. Accumulated amortization at February 1, 1997 and February 3, 1996 was $76,811,000 and $66,725,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.



Income Taxes
-------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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



Impairment of Long-Lived Assets
-------------------------------

     The   Company  adopted  Statement  of  Financial  Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in Fiscal 1996. The implementation of SFAS 121 did not have a material adverse effect on the consolidated financial statements of the Company.

=====================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.   Long-Term Debt
     --------------

     The following summarizes long-term debt outstanding at February 1, 1997 and February 3, 1996:

                                  February 1, 1997       February 3, 1996
                                --------------------    -------------------
                                  Carrying  Estimated   Carrying  Estimated
                                   Amount   Fair Value   Amount   Fair Value
                                 ---------  ----------  --------  ----------
                                               (in thousands)
Senior Debt:
 Revolving credit facility....... $    ---   $    ---    $101,000   $101,000
 Term loan.......................   24,500     24,500      24,500     24,500
 Mortgage........................    6,692      6,692       6,958      6,958
8-3/4% Notes.....................  100,000     97,750     100,000     83,125
Interest rate swap agreement.....      ---        ---         ---        384
Receivables facility.............      ---        ---      40,000     40,000
                                   -------    -------     -------    -------
        Total debt...............  131,192    128,942     272,458    255,967
Less current portion.............      287        287      40,266     40,266
                                   -------    -------     -------    -------
        Total  long-term debt.... $130,905   $128,655    $232,192   $215,701
                                   =======    =======     =======    =======


     In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The Company's Bank Credit Agreement provides, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996, the
Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. The principal amount of the term loan is payable on September 29, 1998, and the maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At February 1, 1997 the amount available under the revolving credit facility was $110,000,000.

     The term loan bears interest at a rate equal to, at the Company's option, the Bank of America National Trust and Savings Association ("Bank of America") (1) Base Rate plus 2.50%, or (2) Eurodollar Rate plus 3.50%, and amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate plus 1.00%. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee of 0.375% per annum of the unused revolving loan commitment. At February 1, 1997, the interest rate on the $24,500,000 outstanding under the term loan was 8.938% per annum.

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


=====================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.   Long-Term Debt (Continued)
     --------------------------

     Since the fourth quarter of Fiscal 1993, the Company sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of the Company, that uses the receivables to secure borrowings of up to $40,000,000, based on its eligible accounts receivable, under a receivables financing facility (the "Receivables Facility"). The Receivables Facility matures in May 1998. As of February 1, 1997, there were no borrowings outstanding under the Receivables Facility. AnnTaylor Funding, Inc. had total assets of approximately $55,189,000 at February 1, 1997, all of which are subject to the security interest of the lender under the Receivables Facility.

     On June 28, 1993, the Company issued $110,000,000 principal amount of its 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"). The outstanding principal amount of these notes as of February 1, 1997 was $100,000,000.

     In July 1993, the Company entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company received a fixed rate of 4.75% and paid a floating rate based on LIBOR, as determined in six month intervals. The swap agreement
matured  in  July  1996.   Net receipts  or  payments  under  the
agreement were recognized as adjustments to interest expense.

     In November 1995, the Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. received the proceeds of a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $65,000 through December 1, 1997, and thereafter in monthly installments sufficient to amortize the then remaining principal balance over a period of five years. Pursuant to the requirements of the Bank Credit Agreement, in January 1996, the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     The   aggregate   principal  payments   of   all   long-term
obligations are as follows:

      Fiscal Year                            (in thousands)
      -----------
        1997...................................  $   287
        1998...................................   25,748
        1999...................................    1,206
        2000...................................  101,300
        2001...................................    1,401
        2002 and thereafter....................    1,250
                                                 -------
           Total............................... $131,192
                                                 =======

     At February 1, 1997 and February 3, 1996, the Company had outstanding commercial and standby letters of credit under the Bank Credit Agreement of $12,116,000 and $7,850,000, respectively.

     In  connection  with the Sourcing Acquisition  discussed  in
Note 8, the Hongkong and Shanghai Banking Corporation entered into an Amended and Restated Credit Agreement with AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc.
("CAT") and now a wholly owned subsidiary of Ann Taylor), continuing the $40,000,000 credit facility of ATGS's predecessor. The facility is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $8,000,000. Such credit facility matures on July 29, 1997 and contains financial and other covenants. As of February 1, 1997, commercial and standby letters of credit outstanding under this facility totaled $28,189,000 and there were no borrowings outstanding under this facility.


======================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





3.   Preferred Securities
     --------------------

     In  April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily
Redeemable   Convertible  Preferred  Securities  (the  "preferred
securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC's common stock at a conversion rate of 2.545 shares of common stock for each preferred security
(equivalent   to  $19.65  per  share  of  common   stock,   which
represented  a 20% premium to the $16.375 closing  price  of  the common  stock on the New York Stock Exchange at the date  of  the execution of the purchase agreement relating to the sale  of  the
preferred  securities).   The  sole  assets  of  the  Trust   are
$103,700,000 of 8-1/2% Convertible Subordinated Debentures of ATSC maturing on April 15, 2016. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock. ATSC received net proceeds of
$95,984,000  in  connection  with  the  sale  of  the   preferred
securities,   of   which  $94,000,000  was  applied   to   reduce
outstanding  borrowings  under  the  Company's  revolving  credit
facility,   without  a  permanent  reduction  of  the  commitment
thereunder.



4.   Allowance for Doubtful Accounts
     --------------------------------

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:



                                       Fiscal Years Ended
                                    February  1,  February 3, January 28,
                                        1997         1996        1995
                                    ------------  ----------- -----------

                                               (in thousands)

     Balance at beginning of year..... $   736     $   931    $   787
     Provision for loss on accounts
       receivable.....................   1,803       1,280      1,727
     Accounts written off.............  (1,728)     (1,475)    (1,583)
                                        ------      ------     ------
     Balance at end of year........... $   811     $   736    $   931
                                        ======      ======     ======


5.   Commitments and Contingencies
     -----------------------------

Rental Commitments
------------------

     Ann Taylor occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a certain threshold. In addition, most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.


===================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




5.   Commitments and Contingencies (Continued)
     -----------------------------------------

     Future minimum lease payments under non-cancelable operating leases at February 1, 1997 are as follows:

     Fiscal Year                         (in thousands)
     -----------

      1997................................  $ 60,021
      1998................................    59,242
      1999................................    56,288
      2000................................    54,164
      2001................................    51,306
      2002 and thereafter.................   242,431
                                             -------
           Total..........................  $523,452


     Rent expense for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 was as follows:


                                        Fiscal Years Ended
                              --------------------------------------
                              February  1,   February 3,  January 28,
                                  1997          1996         1995
                              ------------   -----------  ----------

                                         (in thousands)

     Minimum rent............... $55,571       $47,132       $35,382
     Percentage rent............   2,433         3,090         4,684
                                  ------        ------        ------
          Total................. $58,004       $50,222       $40,066
                                  ======        ======        ======



Litigation
----------

     The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     In addition, ATSC, Ann Taylor, certain officers and directors of ATSC and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed by certain alleged stockholders alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock. The Company believes that the complaint is without merit and intends to defend the action vigorously. The Company and other defendants have filed motions to dismiss the action. These motions are pending, and discovery in this case has been suspended pending judicial disposition of these motions. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.


=====================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.   Commitments and Contingencies (Continued)
     -----------------------------------------


Other
-----

     The Company is currently under tax examination by the Internal Revenue Service ("IRS"). Such examination is not yet complete and no assertions or claims have yet been made by the IRS. Management believes that the effect of any claims which may arise as a result of the IRS audit will not have a materially adverse effect on the consolidated financial condition, operating results or liquidity of the Company. However, there can be no assurance that certain claims will not be made or that the effect of such claims will not be significant



6. Extraordinary Item
   ------------------

     On May 18, 1994, ATSC completed a public offering of 1,000,000 shares of common stock (the "ATSC Offering") at a price of $32.00 per share, resulting in aggregate net proceeds of $30,420,000 to the Company (after payment of underwriting discounts and expenses of the ATSC Offering payable by ATSC). As required by the Company's then-existing bank credit agreement, $30,000,000 of the net proceeds of the ATSC Offering were used to reduce the amount of a term loan outstanding under that agreement. The write-off of deferred financing costs associated with the payment on the term loan with the proceeds of the ATSC Offering and refinancing of long-term debt resulted in an extraordinary loss in Fiscal 1994 of $1,522,000 ($868,000 net of income tax benefit).

     The ATSC Offering was consummated concurrently with the public offering and sale of 4,075,000 shares of ATSC's common stock held by certain affiliates of ML&Co. (the "Selling Stockholders"). ATSC did not receive any of the proceeds of the shares sold by the Selling Stockholders.



7. Nonrecurring Charges
   ---------------------


Studio Shoe Stores Closing
--------------------------

     In connection with the planned closing of the Company's nine Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a non-cash pre-tax charge of $3,600,000. Of the total impairment loss, $2,500,000 represents impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertains to lease and other related costs for these locations until the properties are sublet.



Resignation of Chairman and Chief Executive Officer
----------------------------------------------------

     Effective August 23, 1996, the then Chairman and Chief Executive Officer and Director of the ATSC and its wholly owned subsidiary, Ann Taylor, resigned. In connection with the resignation, a one-time pre-tax charge of $3,500,000 was recorded relating to the estimated costs of the Company's obligations under the Chairman's employment contract with ATSC.


====================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




8. Certain Relationships and Related Transactions
   ----------------------------------------------


Transactions with Merrill Lynch and its Affiliates
--------------------------------------------------

     At February 1, 1997, certain affiliates of ML&Co. held approximately 24.0% of ATSC's outstanding common stock. Two of the members of the Board of Directors of the Company and ATSC serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and ATSC.

     In Fiscal 1996, ATSC paid approximately $1,207,500 to ML&Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch") in connection with their services as placement agents for the sale of the preferred securities of AnnTaylor Finance Trust (see Note 3). ATSC agreed to indemnify ML& Co. and Merrill Lynch, as placement agents, against certain liabilities, including certain liabilities under the federal securities law, in connection with the sale of the preferred securities.

     In Fiscal 1994, ATSC paid underwriting commissions of approximately $1,027,000 to Merrill Lynch in connection with the ATSC Offering (see Note 6). ATSC agreed to indemnify Merrill Lynch, as underwriter, against certain liabilities, including certain liabilities under the federal securities law, in connection with the ATSC Offering.



Sourcing Acquisition
--------------------

     In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). As a result of the Sourcing Acquisition, CAT became an indirect wholly owned subsidiary of the Company and now performs all of the Company's direct sourcing functions, including those previously provided by the Division, under the name AnnTaylor Global Sourcing, Inc. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

     In consideration for Cygne's interest in CAT and the Assets, ATSC and the Company paid (i) 2,348,145 shares of common stock of ATSC having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price is subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments are expected to reduce the net cash paid to approximately $227,000. The total purchase price to the Company of the Sourcing Acquisition has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying consolidated balance sheets may be adjusted upon final determination of the purchase price adjustments. Management does not believe the subsequent changes, if any, will be significant. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.


===================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



8. Certain Relationships and Related Transactions (Continued)
   -----------------------------------------------------------

Sourcing Acquisition (Continued)
--------------------------------

     In connection with the Sourcing Acquisition, Ann Taylor entered into two three-year consulting agreements with Cygne for the services of Mr. Bernard Manuel, Chairman and Chief Executive Officer of Cygne, and Mr. Irving Benson, the then-President of Cygne. In November 1996, Mr. Benson resigned from his employment with Cygne and, in accordance with the terms of the consulting agreement relating to Mr. Benson's services, Cygne's obligations and rights under the consulting agreement were automatically assigned to Mr. Benson.

     The following unaudited proforma consolidated data for the Company for the fiscal years ended February 1, 1997 and February 3, 1996 have been presented to reflect the Sourcing Acquisition as if it had occurred at the beginning of each such period:


                                      Fiscal Years Ended
                               --------------------------------------
                               February 1, 1997      February 3, 1996
                               -----------------    -----------------
                                Actual  Proforma     Actual  Proforma
                                ------  --------    -------  --------

                               (in thousands, except per share amounts)

   Net  sales................  798,117  $798,117    731,142   $731,142
   Net income (loss).........    8,667    11,595       (876)     2,871


     The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

     A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:

                                                  (in thousands)

   Fair value of assets acquired...................  $  4,727
   Excess  of  purchase price over the fair
     value of  net  assets acquired................    38,340
   Ann Taylor's previous investment in CAT.........    (6,840)
   Issuance of ATSC's common stock.................   (36,000)
                                                      -------
   Cash paid                                         $    227
                                                      =======



9.   Stock Options Plans
     -------------------

     ATSC   accounts   for  stock  options  in  accordance   with
Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ATSC would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income (loss) for Fiscal 1996 and Fiscal 1995 after taking into account such expense would have been $8.2 million and $(1.1) million, respectively. ATSC arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended February 1, 1997 and February 3, 1996: risk-free interest rate of 5.8% and 7.0%, respectively; expected life of 4.3 years and 5.0 years, respectively; and expected volatility of 44.8% and 55.2%, respectively.

====================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




10.  Income Taxes
     ------------

     The  provision for income taxes for the fiscal  years  ended
February 1, 1997, February 3, 1996 and January 28, 1995 consists of the following:

                                         Fiscal Years Ended
                               -------------------------------------
                               February 1,  February 3,   January 28,
                                   1997         1996          1995
                               -----------  -----------   -----------

                                           (in thousands)
   Federal:
    Current....................  $ 9,898       $1,400       $22,534
    Deferred...................     (802)       2,249           ---
                                  ------        -----        ------
      Total federal............    9,096        3,649        22,534
                                  ------        -----        ------
   State and local:
    Current....................    3,844          607         7,740
    Deferred...................     (152)         901           ---
                                  ------        -----         -----
      Total state and local....    3,692        1,508         7,740
                                  ------        -----         -----
   Foreign:
    Current....................      187          ---           ---
    Deferred...................      ---          ---           ---
                                  ------        -----         -----
      Total foreign............      187          ---           ---
                                  ------        -----         -----
    Total......................  $12,975       $5,157       $30,274
                                  ======        =====        ======


     The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 is as follows:


                                               Fiscal Years Ended
                                       ------------------------------------
                                       February 1,  February 3, January 28,
                                           1997         1996       1995
                                       -----------  ----------- ----------

                                                   (in thousands)
Income before income taxes and
   extraordinary loss..................... $21,642     $4,281    $62,894
                                            ======      =====     ======
Federal statutory rate                          35%        35%        35%
                                            ======      =====     ======
Provision  for income taxes at federal
   statutory rate.........................  $7,575     $1,498    $22,013
State and local income taxes, net
  of federal income tax benefit...........   2,273        980      5,031
Non-deductible amortization of goodwill...   3,429      3,327      3,327
Undistributed income of joint venture.....    (382)      (387)      (420)
Other                                           80       (261)       323
                                            ------      -----     ------
   Provision for income taxes............. $12,975     $5,157    $30,274
                                            ======      =====     ======


============================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



10.  Income Taxes (Continued)
     ------------------------

     The   tax  effects  of  significant  items  comprising   the
Company's net deferred tax assets as of February 1, 1997 and February 3, 1996 are as follows:

                                         February 1,  February 3,
                                             1997         1996
                                         -----------  -----------

                                              (in thousands)
   Current:
    Inventory............................. $ 2,070     $ 1,899
    Accrued expenses......................   7,492       2,188
    Real estate...........................  (1,433)     (1,139)
    Other.................................    (172)        452
                                             -----       -----
   Total current.......................... $ 7,957     $ 3,400
                                             =====       =====
   Noncurrent:
    Depreciation.......................... $(6,528)    $(3,024)
    Rent expense..........................   3,328       2,840
    Other.................................  (1,672)     (1,116)
                                            ------      ------
   Total noncurrent....................... $(4,872)    $(1,300)
                                             =====       =====

     Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at February 1, 1997 amounted to approximately $6,000,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $1,800,000.


11.  Retirement Plans
     ----------------

     Savings Plan. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $390,000, $337,000 and $333,000, respectively.

     Pension Plan. Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. The pension plan is a "cash balance pension plan". Each participant accrues a benefit based on compensation and years of service with the Company. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.


==================================================================

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




11.  Retirement Plans (Continued)
     ----------------------------

     The following table sets forth the funded status of the Pension Plan at February 1, 1997, February 3, 1996 and January
28,  1995,  in accordance with Statement of Financial  Accounting
Standards No. 87, "Employers' Accounting for Pensions":


                                   February 1,  February 3,  January 28,
                                       1997         1996        1995
                                   -----------  -----------  -----------

                                            (dollars in thousands)

Actuarial present value of
  benefits obligation:
Accumulated benefit obligation,
  including vested benefits of
  $2,147,000, $2,064,000 and
  $1,500,000, respectively...........  $3,413       $2,893       $2,516
                                        =====        =====        =====
Projected benefit obligation for
  service rendered to  date..........  $3,413       $2,893       $2,516
Plan assets at fair value............   4,745        2,537        2,522
                                        -----        -----        -----
Plan assets in excess of
  projected benefit obligation
  (projected   benefit  obligation
  in  excess  of   plan   assets)....   1,332         (356)           6
Unrecognized net gain................    (802)        (231)        (136)
                                        -----        -----        -----
Prepaid (accrued) pension cost.......  $  530       $ (587)      $ (130)
                                        =====        =====        =====

Net periodic pension cost for
  Fiscal 1996, Fiscal 1995 and
  Fiscal 1994 included the
  following components:
  Service cost/benefits earned
    during the year..................  $  981       $  681       $  622
Interest cost on projected
  benefit obligation.................     213          185          133
Actual loss (return) on plan assets..    (527)        (104)          72
Net amortization and deferral........     300         (132)        (285)
                                        -----        -----        -----
Net periodic pension cost............  $  967       $  630       $  542
                                        =====        =====        =====
Assumptions used to determine
  the projected benefit
  obligation and plan assets were:
  Discount rate......................    8.00%        6.75%        8.50%
  Rate of increase in compensation
    level............................    4.00%        4.00%        5.50%
  Expected long-term rate of return
    on assets........................    9.00%        9.00%        8.00%



12.  Stockholder's Equity
     --------------------

     The following summarizes the changes in stockholder's equity during Fiscal 1996, Fiscal 1995 and Fiscal 1994:



                                                        Retained
                                             Addi-      Earnings      Total
                                             tional      Accum-       Stock-
                                 Common      Paid-in     ulated       holder's
                                  Stock      Capital     Deficit)     Equity
                                  -----      -------     -------     --------

                                                (in thousands)

Balance  at  January 29, 1994....  $  1     $276,026    $(16,756)    $259,271
  Net income.....................   ---          ---      31,752       31,752
  Parent company contributions...   ---       35,089         ---       35,089
                                    ---      -------      ------      -------
Balance at January 28, 1995......     1      311,115      14,996      326,112
  Net loss.......................   ---          ---        (876)        (876)
  Parent company contributions...   ---          452         ---          452
                                    ---      -------      ------      -------
Balance at February 3, 1996......     1      311,567      14,120      325,688
  Net income.....................   ---          ---       8,667        8,667
  Parent company contributions...   ---      132,385         ---      132,385
                                    ---      -------      ------      -------
Balance at February 1, 1997......  $  1     $443,952    $ 22,787     $466,740
                                    ===      =======     =======      =======