Form 10-Q
period 1997-05-03
ANNTAYLOR INC
filed 1997-06-17
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended May 3, 1997

                               OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-11980



                           ANNTAYLOR, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               51-0297083
-------------------------------    --------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



  142 West 57th Street, New York, NY                   10019
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)



                             (212) 541-3300
          ---------------------------------------------------
          (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X.     No_____ .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            Outstanding as of
             Class                             May 30, 1997
    -----------------------------           -----------------
    Common Stock, $1.00 par value                  1


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

     Item 1. Financial Statements
             Condensed Consolidated Statements of Operations
               for the Quarters Ended May 3, 1997
               and May 4, 1996......................................  3

             Condensed Consolidated Balance Sheets at
               May 3, 1997 and February 1, 1997.....................  4

             Condensed Consolidated Statements of Cash Flows
               for the Quarters Ended May 3, 1997 and
               May 4, 1996.........................................   5

             Notes to Condensed Consolidated Financial
               Statements..........................................   6

     Item 2. Management's Discussion and Analysis of
               Operations..........................................   8

  PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K....................  10


=========================================================================

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended May 3, 1997 and May 4, 1996
                           (unaudited)

                                                       Quarters Ended
                                                 ------------------------
                                                 May 3, 1997  May 4, 1996
                                                 -----------  -----------
                                                      (in thousands)

Net sales........................................  $197,064    $184,467
Cost of sales....................................    98,428     101,313
                                                    -------     -------

Gross profit.....................................    98,636      83,154

Selling, general and administrative expenses.....    76,637      70,254
Amortization of goodwill.........................     2,760       2,377
                                                    -------     -------

Operating income.................................    19,239      10,523
Interest expense.................................     5,546       6,121
Other expense (income), net......................       250        (131)
                                                    -------     -------
Income before income taxes.......................    13,443       4,533
Income tax provision.............................     6,968       2,721
                                                    -------     -------

  Net income.....................................  $  6,475    $  1,812
                                                    =======     =======



   See accompanying notes to condensed consolidated financial statements.

=============================================================================

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 3, 1997 and February 1, 1997


                                                      May 3,     February 1,
                                                       1997          1997
                                                      ------     -----------

                                                    (unaudited)

                                                          (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents........................ $ 30,990      $ 7,025
   Accounts receivable, net.........................   63,388       63,605
   Merchandise inventories..........................   97,562      100,237
   Prepaid expenses and other current assets........   25,236       25,653
                                                      -------      -------
     Total current assets...........................  217,176      196,520

Property and equipment
   Land and building................................    8,603        8,603
   Leasehold improvements...........................   77,243       76,576
   Furniture and fixtures...........................  122,215      120,595
   Construction in progress.........................    7,683        3,307
                                                      -------      -------
                                                      215,744      209,081
     Less accumulated depreciation and
       amortization.................................   72,545       65,648
                                                      -------      -------
     Net property and equipment.....................  143,199      143,433
Goodwill, net.......................................  339,019      341,779
Deferred financing costs, net.......................    2,351        2,743
Other assets........................................    3,553        3,664
                                                      -------      -------
     Total assets................................... $705,298     $688,139
                                                      =======      =======

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable................................. $ 33,102     $ 34,341
   Accrued tenancy and income taxes.................   19,212       13,233
   Accrued expenses.................................   34,632       29,809
   Current portion of long-term debt................      618          287
                                                      -------      -------
     Total current liabilities......................   87,564       77,670

Long-term debt......................................  130,504      130,905
Deferred income taxes...............................    4,872        4,872
Other liabilities...................................    8,454        7,952

Commitments and contingencies

Stockholder's equity
   Common stock, $1.00 par value; 1,000 shares
     authorized; 1 share issued and outstanding.....        1            1
   Additional paid-in capital.......................  444,699      443,952
   Retained earnings................................   29,204       22,787
                                                      -------      -------
        Total stockholder's equity..................  473,904      466,740
                                                      -------      -------
        Total liabilities and stockholder's equity.. $705,298     $688,139
                                                      =======      =======


  See accompanying notes to condensed consolidated financial statements.

============================================================================

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Quarters Ended May 3, 1997 and May 4, 1996
                           (unaudited)
                                                          Quarters Ended
                                                        -----------------
                                                        May 3,      May 4,
                                                         1997        1996
                                                         ----        ----

                                                          (in thousands)

Operating activities:
 Net income.........................................  $  6,475      $1,812
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity earnings in CAT...........................       ---        (312)
   Provision for loss on accounts receivable........       409         360
   Depreciation and amortization....................     6,965       6,002
   Amortization of goodwill.........................     2,760       2,377
   Amortization of deferred financing costs.........       391         389
   Amortization of deferred compensation............       263           8
   Loss on disposal of property and equipment.......       ---          81

   (Increase) decrease in:
     Receivables....................................      (192)     (2,580)
     Merchandise inventories........................     2,675       4,500
     Prepaid expenses and other current assets......       417         476

   Increase (decrease) in:
     Accounts payable...............................    (1,239)     (2,701)
     Accrued liabilities............................    10,573       2,434
     Other non-current assets and liabilities, net..       612         254
                                                       -------     -------
     Net cash provided by operating activities......    30,109      13,100

Investing activities:
 Purchases of property and equipment................    (6,500)     (2,391)
                                                       -------     -------
 Net cash used by investing activities..............    (6,500)     (2,391)

Financing activities:
 Repayments under revolving credit agreement........       ---     (90,000)
 Payments on mortgage...............................       (70)        (65)
 Parent company contribution........................       426      83,394
 Net repayments under receivables facility..........       ---      (4,000)
 Payment of financing costs.........................       ---         (25)
                                                       -------     -------
 Net cash (used by) provided by financing
   activities.......................................       356     (10,696)
                                                       -------     -------
Net increase in cash................................    23,965          13
Cash and cash equivalents, beginning of period......     7,025       1,283
                                                       -------     -------
Cash and cash equivalents, end of period............  $ 30,990    $  1,296
                                                       =======     =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest...........  $  2,932    $  3,357
                                                       =======     =======
 Cash paid during the period for income taxes.......  $  1,073    $    116
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

   The results of operations for the 1997 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  February  1,  1997 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc. (the "Company").

   Certain fiscal 1996 amounts have been reclassified to conform to the 1997 presentation.

   Detailed footnote information is not included for the quarters ended May 3, 1997 and May 4, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1996 Annual Report on Form 10-K.


2. Long-Term Debt
   --------------

   The following summarizes long-term debt outstanding at May 3, 1997:

                                         (in thousands)

      Term Loan............................ $ 24,500
      8-3/4% Notes.........................  100,000
      Mortgage.............................    6,622
                                             -------
         Total debt........................  131,122
      Less current portion.................      618
                                             -------
         Total long-term debt.............. $130,504
                                             =======



3. Supplementary Data
   ------------------

   The following unaudited pro forma condensed consolidated operating data for the quarter ended May 4, 1996 has been presented to reflect the acquisition of the Company's sourcing

======================================================================
subsidiary, that was consummated in September 1996 (the "Sourcing
Acquisition"), as if it had occurred at the beginning of such period:

                                      Quarter Ended
                                   ------------------
                                       May 4, 1996
                                   -------------------
                                   Actual     Proforma
                                   ------     --------

                                     (in thousands)

     Sales......................  $184,467     $184,467
     Net income.................     1,812        2,976


   The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.



Item 2. Management's Discussion and Analysis of Operations
----------------------------------------------------------

Results of Operations

                                                  Quarters Ended
                                            -------------------------
                                            May 3, 1997  May 4, 1996
                                            -----------  ------------
   Number of Stores:
   Open at beginning of period..............     309          306
   Opened during period.....................       2            4
   Expanded during period*..................     ---          ---
   Closed during period.....................     ---            3
   Open at end of period....................     311          307
   Type of Stores Open at End of Period:
      Ann Taylor Stores.....................     261          258
      Ann Taylor Factory Stores.............      10            9
      Ann Taylor Loft stores................      31           31
      Ann Taylor Studio stores..............       9            9

   ----------------
   * Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended May 3, 1997 Compared to Quarter Ended May 4, 1996
---------------------------------------------------------------

   The Company's net sales in the first quarter of 1997 increased to $197,064,000 from $184,467,000 in the first quarter of 1996, an increase of $12,597,000 or 6.8%. The increase in net sales was attributable to the opening of new stores and the expansion of existing stores as well as a 4.4% increase in comparable store sales. Management believes that the increase in comparable store sales was due primarily to positive customer reaction to the Company's Spring 1997 merchandise offerings.


==========================================================================

   Gross profit as a percentage of net sales increased to 50.1% in the first quarter of 1997 from 45.1% in the first quarter of 1996. This increase was attributable to decreased cost of goods sold resulting from higher initial markups, and lower markdowns associated with decreased promotional activities.

   Selling, general and administrative expenses represented 38.9% of net sales in the first quarter of 1997, compared to 38.1% of net sales in the first quarter of 1996.

   As a result of the foregoing, the Company had operating income of $19,239,000, or 9.8% of net sales, in the first quarter of 1997, compared to operating income of $10,523,000, or 5.7% of net sales, in the first quarter of 1996. Amortization of goodwill was $2,760,000 in the first quarter of 1997 and $2,377,000 in the first quarter of 1996. Operating income, without giving effect to goodwill amortization in either year, was $21,999,000, or 11.2% of net sales, in the 1997 period and $12,900,000, or 7.0% of net sales, in the 1996 period.

   Interest expense was $5,546,000 in the first quarter of 1997 and $6,121,000 in the first quarter of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first quarter of 1997 compared to the first quarter of 1996.

   The income tax provision was $6,968,000, or 51.8% of income before income taxes, in the first quarter of 1997 compared to $2,721,000, or 60.0% of income before income taxes, in the first quarter of 1996. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $6,475,000, or 3.3% of net sales, for the first quarter of 1997 compared to net income of $1,812,000, or 1.0% of net sales, for the first quarter of 1996.


=====================================================================

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 None.


         (b)  Reports on Form 8-K:
                 None.

=====================================================================

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.



Date:    June 16, 1997             By: /s/  J. Patrick Spainhour
     ----------------------           ---------------------------
                                        J. Patrick Spainhour
                                         Chairman and Chief
                                           Executive Officer





Date:    June 16, 1997             By: /s/  Walter J. Parks
      ----------------------           ---------------------------
                                        Walter J. Parks
                                         Senior Vice President and
                                          Chief Financial Officer