Form 10-Q
period 1997-08-02
ANNTAYLOR INC
filed 1997-09-12
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 2, 1997

                               OR

  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 1-10738


                         ANNTAYLOR, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


      Delaware                                 51-0297083
------------------------------     -------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                   10019
-----------------------------------         ----------------------------
(Address of principal executive offices)           (Zip Code)



                                (212) 541-3300
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes x     No      .
                          ---      -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            Outstanding as of
             Class                           August 29, 1997
  -----------------------------              ----------------
  Common Stock, $1.00 par value                      1



    The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



========================================================================




                       INDEX TO FORM 10-Q






                                                                Page No.
                                                                -------
  PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations
                 for the Quarters and Six Months Ended
                 August 2, 1997 and August 3, 1996...................   3

               Condensed Consolidated Balance Sheets at
                 August 2, 1997 and February 1, 1997.................   4

               Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended August 2, 1997 and
                 August 3, 1996......................................   5

               Notes to Condensed Consolidated Financial Statements..   6

     Item 2.   Management's Discussion and Analysis of Operations....   8

  PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K....................... 10

===========================================================================

<PAGE 3>


                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 2, 1997 and August 3, 1996
                           (unaudited)

                                     Quarters Ended       Six Months Ended
                                    ------------------   --------------------
                                   August 2,  August 3,   August 2,   August 3,
                                      1997       1996        1997       1996
                                   ---------   --------   ----------   --------

                                                  (in thousands)

Net sales........................   $184,999   $187,862    $382,063   $372,329
Cost of sales....................     99,645    107,115     198,073    208,428
                                     -------    -------     -------    -------

Gross profit.....................     85,354     80,747     183,990    163,901
Selling, general and
  administrative expenses........     73,733     70,029     150,370    140,283
Amortization of goodwill.........      2,760      2,376       5,520      4,753
                                     -------    -------     -------    -------

Operating income.................      8,861      8,342      28,100     18,865
Interest expense.................      5,027      6,210      10,573     12,331
Other expense (income), net......         25       (293)        275       (424)
                                     -------    -------     -------    -------

Income before income taxes........     3,809      2,425      17,252      6,958
Income tax provision..............     2,824      1,798       9,792      4,519
                                     -------    -------     -------    -------
Income before extraordinary loss..       985        627       7,460      2,439
Extraordinary loss (net of income.
  tax benefit of $130,000)........      (173)       ---        (173)       ---
                                     -------    -------     -------    -------

Net income........................  $    812   $    627    $  7,287    $  2,439
                                     =======    =======     =======     =======



  See accompanying notes to condensed consolidated financial statements.

===============================================================================

<PAGE 4>

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 2, 1997 and February 1, 1997

                                           August 2,    February 1,
                                              1997          1997
                                           ----------   -----------
                                          (unaudited)
                                                (in thousands)
                             ASSETS

Current assets
   Cash and cash equivalents...............  $ 25,751      $  7,025
   Accounts receivable, net................    58,212        63,605
   Merchandise inventories.................    88,855       100,237
   Prepaid expenses and other
     current assets........................    24,342        25,653
                                              -------       -------
     Total current assets..................   197,160       196,520
Property and equipment.....................   221,596       209,081
     Less accumulated depreciation and
       amortization........................    78,098        65,648
                                              -------       -------
     Net property and equipment............   143,498       143,433
Goodwill, net..............................   336,259       341,779
Deferred financing costs, net..............     1,848         2,743
Other assets...............................     3,623         3,664
                                              -------       -------
     Total assets..........................  $682,388      $688,139
                                              =======       =======

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable........................  $ 41,387      $ 34,341
   Accrued expenses........................    45,226        43,042
   Current portion of long-term debt.......       824           287
                                              -------       -------
     Total current liabilities.............    87,437        77,670
Long-term debt.............................   105,727       130,905
Deferred income taxes......................     4,872         4,872
Other liabilities..........................     8,950         7,952

Commitments and contingencies

Stockholder's equity
   Common stock, $1.00 par value;
    1,000 shares authorized;
    1 share issued and outstanding...........       1             1
   Additional paid-in capital................ 445,444       443,952
   Retained earnings.........................  29,957        22,787
                                              -------       -------
        Total stockholder's equity........... 475,402       466,740
                                              -------       -------
        Total liabilities and
          stockholder's equity...............$682,388      $688,139
                                              =======       =======


See accompanying notes to condensed consolidated financial statements.

========================================================================

<PAGE 5>



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Months Ended August 2, 1997 and August 3, 1996
                           (unaudited)
                                                        Six Months Ended
                                                     -----------------------
                                                     August 2,     August 3,
                                                        1997          1996
                                                     ----------    -----------

                                                           (in thousands)
Operating activities:
 Net income......................................     $  7,287       $  2,439
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Extraordinary loss............................          303            ---
   Equity earnings in CAT........................          ---           (760)
   Provision for loss on accounts receivable.....          909            835
   Depreciation and amortization.................       13,976         12,358
   Amortization of goodwill......................        5,520          4,753
   Amortization of deferred financing costs......          775            780
   Amortization of deferred compensation.........          530             16
   Loss on disposal of property and equipment....          191            220
   (Increase) decrease in:
     Receivables.................................        4,484          5,448
     Merchandise inventories.....................       11,382          3,454
     Prepaid expenses and other current assets...        1,311           (641)
   Increase (decrease) in:
     Accounts payable............................        7,046         (6,797)
     Accrued expenses............................        1,955         (2,695)
     Other non-current assets and liabilities, net       1,037            707
                                                       -------        -------

 Net cash provided by operating activities........      56,706         20,117
Investing activities:
 Purchases of property and equipment..............     (14,000)        (5,059)
                                                       -------        -------
 Net cash used by investing activities............     (14,000)        (5,059)

Financing activities:
 Net repayments under revolving credit agreement...        ---        (97,000)
 Net repayments under term loan....................    (24,500)           ---
 Term loan prepayment penalty......................       (184)           ---
 Payments on mortgage..............................       (141)          (131)
 Parent company contribution.......................        845         96,140
 Net repayments under receivables facility.........        ---        (14,000)
 Payment of financing costs........................        ---            (63)
                                                       -------        -------
 Net cash used by financing activities.............    (23,980)       (15,054)
                                                       -------        -------

Net increase in cash...............................     18,726              4
Cash and cash equivalents, beginning of period.....      7,025          1,283
                                                       -------        -------
Cash and cash equivalents, end of period...........  $  25,751       $  1,287
                                                      ========        =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest             $ 10,103       $ 11,395
                                                       =======        =======
 Cash paid during the period for income taxes         $ 12,682       $  3,405
                                                       =======        =======

    See accompanying notes to condensed consolidated financial statements.

==============================================================================

<PAGE 6>

                         ANNTAYLOR, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation
   ----------------------

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

   The  February  1,  1997 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc. (the "Company")

   Certain fiscal 1996 amounts have been reclassified to conform to the 1997 presentation.

   Detailed footnote information is not included for the periods ended August 2, 1997 and August 3, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K.



2. Long-Term Debt
   --------------

   The  following summarizes long-term debt outstanding at August
2, 1997:

                                          (in thousands)

      8-3/4% Notes........................... $100,000
      Mortgage...............................    6,551
                                               -------
        Total debt...........................  106,551
      Less current portion...................      824
                                               -------
        Total long-term debt................. $105,727
                                               =======

      On  July 2, 1997, the Company used available cash to prepay
the   outstanding  balance  of  its  $24,500,000  term  loan  due
September 1998. This loan repayment resulted in an extraordinary charge to earnings of $173,000, net of income tax benefit.

======================================================================
<PAGE 7>

   On July 29, 1997, AnnTaylor Global Sourcing, Inc. amended its credit facility with the Hongkong and Shanghai Banking
Corporation Limited, increasing the commitment available for letters of credit under the facility to $50,000,000 and extending the maturity date of the facility to January 30, 1998.


3. Supplementary Data
   ------------------

   The following unaudited proforma condensed consolidated operating data for the quarter and six months ended August 3, 1996 have been presented to give effect to the acquisition of the Company's sourcing subsidiary, which was consummated in September 1996 (the "Sourcing Acquisition"), as if it had occurred at the beginning of such periods:

                                    Quarter Ended      Six  Months Ended
                                  ----------------     ------------------
                                    August 3, 1996        August 3, 1996
                                  -----------------

                                    Actual   Proforma    Actual  Proforma
                                   --------  ---------   ------   --------

                                              (in thousands)

   Sales.........................  $187,862  $187,862   $372,329   $372,329
   Net income....................  $    627  $  1,791   $  2,439   $  4,766


   The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.



4.   Recently Issued Statements of Financial Accounting Standards
     ------------------------------------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company has determined that this statement will have no material effect on the Company's financial statements.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.


====================================================================
<PAGE 8>

Item 2.  Management's Discussion and Analysis of Operations
         --------------------------------------------------

Results of Operations
---------------------

                                            Six Months Ended
                                           ---------------------
                                           August 2,   August 3,
                                              1997        1996
                                           ---------   ---------
Number of Stores:
Open at beginning of period..................  309         306
Opened during period.........................    9           5
Expanded during period*......................    1           1
Closed during period.........................    8           5
Open at end of period........................  310         306
Type of Stores Open at End of Period:
   AnnTaylor Stores..........................  268         257
   AnnTaylor Factory Stores..................   10           9
   AnnTaylor Loft stores.....................   31          31
   AnnTaylor Studio stores...................    1           9

---------------

* Expanded stores are excluded from comparable store sales for the first year following expansion.


Six  Months  Ended  August 2, 1997 Compared to Six  Months  Ended
-----------------------------------------------------------------
August 3, 1996
--------------

   The Company's net sales in the first six months of 1997 increased to $382,063,000 from $372,329,000 in the first six months of 1996, an increase of $9,734,000 or 2.6%. The increase in net sales was attributable to an increase in sales during the first quarter of 1997 compared to the first quarter of 1996, resulting from the opening of new stores and the expansion of existing stores as well as positive customer reaction to the Company's first quarter merchandise offerings, offset by the decrease in sales during the second quarter of 1997. The second quarter decrease in sales was principally attributable to the Company's lower promotional inventory position during the period, and, to a lesser extent, lower customer acceptance of certain of the Company's second quarter merchandise offerings. Comparable store sales increased 0.4% for the first six months of 1997 compared to the first six months of 1996, reflecting a comparable store sales increase of 4.4% in the first quarter of 1997, offset by a comparable store sales decrease of 3.6% in the second quarter of 1997 compared to the same periods in the prior year.


   Gross profit as a percentage of net sales increased to 48.2% in the first six months of 1997 from 44.0% in the first six months of 1996. This increase was attributable to increased initial markups resulting from the Sourcing Acquisition, and lower markdowns associated with decreased promotional activities.

=================================================================
<PAGE 9>


   Selling, general and administrative expenses were $150,370,000, which represented 39.4% of net sales, in the first six months of 1997, compared to $140,283,000 or 37.7% of net sales, in the first six months of 1996. The increase in expense was primarily attributable to increased tenancy and store payroll expense related to increased retail square footage.


   As a result of the foregoing, the Company had operating income of $28,100,000, or 7.4% of net sales, in the first six months of 1997, compared to operating income of $18,865,000, or 5.1% of net sales, in the first six months of 1996. Amortization of goodwill was $5,520,000 in the first six months of 1997 and $4,753,000 in the first six months of 1996. Operating income, without giving effect to goodwill amortization in either year, was $33,620,000, or 8.8% of net sales, in the 1997 period and $23,618,000, or 6.3% of net sales, in the 1996 period.


   Interest expense was $10,573,000 in the first six months of 1997 and $12,331,000 in the first six months of 1996. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first six months of 1997 compared to the first six months of 1996.


   The income tax provision was $9,792,000, or 56.8% of income before income taxes and extraordinary loss, in the 1997 period, compared to $4,519,000, or 64.9% of income before income taxes, in the 1996 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.


   On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998. This loan repayment will result in annualized interest expense savings of approximately $2,200,000, and resulted in an extraordinary charge to earnings in the first six months of fiscal 1997 of $173,000.


   As a result of the foregoing factors, the Company had net income of $7,287,000, or 1.9% of net sales, for the first six months of 1997 compared to net income of $2,439,000 or 0.7% of net sales, for the first six months of 1996.

====================================================================
<PAGE 10>

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.14.1    Amendment  to  the AnnTaylor Stores Corporation
                            ("ATSC") Amended and   Restated   1992  Stock
                            Option and Restricted Stock and Unit Award Plan, as approved by stockholders of ATSC
                            on June 18,  1997.  Incorporated   by
                            reference   to   Exhibit 10.15.1 to the
                            Quarterly Report on Form 10-Q  of ATSC
                            for the Quarter ended August 2, 1997 filed on September 12, 1997.

               10.15      AnnTaylor Stores Corporation Amended and
                            Restated Management Performance Compensation Plan, as approved by stockholders of ATSC on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 2, 1997 filed on September 12, 1997.

               10.24.4    First Amendment to the Amended and Restated
                            Credit  Agreement, dated as  of  April  11,
                            1997,  between  AnnTaylor Global  Sourcing,
                            Inc.  and the Hongkong and Shanghai Banking
                            Corporation   Limited.    Incorporated   by
                            reference   to  Exhibit  10.25.4   to   the
                            Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 2, 1997 filed on September 12, 1997.

               10.24.5    Second   Amendment  to  the   Amended   and
                            Restated Credit Agreement, dated as of July
                            29,    1997,   between   AnnTaylor   Global
                            Sourcing,   Inc.  and  the   Hongkong   and
                            Shanghai   Banking   Corporation   Limited.
                            Incorporated   by  reference   to   Exhibit
                            10.25.5 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 2, 1997 filed on September 12, 1997.


         (b)   Reports on Form 8-K:

                          None.

=============================================================================
<PAGE 11>

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.



Date:   September 12, 1997          By: /s/  J. Patrick Spainhour
       -----------------------         ---------------------------
                                            J. Patrick Spainhour
                                       Chairman and Chief Executive
                                                  Officer





Date:    September 12, 1997         By: /s/  Walter J. Parks
        -------------------------       ----------------------
                                             Walter J. Parks
                                       Senior Vice President
                                         and Chief Financial Officer