Form 10-Q
period 1997-11-01
ANNTAYLOR INC
filed 1997-12-16
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 1997

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
                          ---      ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                          November 28, 1997
  -----------------------------          -----------------
  Common Stock, $1.00 par value                  1


   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

=====================================================================




                       INDEX TO FORM 10-Q






                                                               Page No.
                                                               --------
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements
               of Operations for the Quarters and
               Nine Months Ended November 1, 1997
               and November 2, 1996..............................  3

             Condensed Consolidated Balance Sheets as of
               November 1, 1997 and February 1, 1997.............  4

             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 1, 1997 and
               November 2, 1996..................................  5

             Notes to Condensed Consolidated Financial
               Statements........................................  6


   Item 2.   Management's Discussion and Analysis of Operations... 8



PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K.................... 10

========================================================================
[PAGE 3]

                  PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended November 1, 1997 and November 2, 1996
                           (unaudited)



                                         Quarters Ended     Nine Months Ended
                                      -------------------   ------------------
                                        Nov. 1,   Nov. 2,    Nov. 1,   Nov. 2,
                                          1997      1996       1997     1996
                                       --------  --------   --------  -------

                                                    (in thousands)

Net sales............................. $187,200  $212,670   $569,263  $584,999
Cost of sales.........................   94,468   115,580    292,541   324,008
                                        -------   -------    -------   -------

Gross profit..........................   92,732    97,090    276,722   260,991
Selling, general and
  administrative expenses.............   78,669    75,838    229,039   216,121
Employment contract separation expense      ---     3,500        ---     3,500
Amortization of goodwill..............    2,760     2,578      8,280     7,331
                                        -------   -------    -------   -------

Operating income......................   11,303    15,174     39,403    34,039
Interest expense......................    4,958     6,345     15,531    18,676
Other expense, net....................      342       898        617       474
                                        -------   -------    -------   -------

Income before income taxes............    6,003     7,931     23,255    14,889
Income tax provision..................    3,818     4,669     13,610     9,188
                                        -------   -------    -------   -------
Income before extraordinary loss......    2,185     3,262      9,645     5,701
Extraordinary loss (net of income
  tax benefit of $130,000)............      ---       ---       (173)      ---
                                        -------   -------    -------   -------

   Net income......................... $  2,185  $  3,262   $  9,472  $  5,701
                                        =======   =======    =======   =======

      See accompanying notes to condensed consolidated financial statements.

==============================================================================
[PAGE 4]


                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
              November 1, 1997 and February 1, 1997



                                               November 1,     February 1,
                                                   1997            1997
                                               -----------     -----------

                                                (unaudited)

                                                       (in thousands)

                             ASSETS

Current assets
   Cash and cash equivalents....................  $  7,116       $  7,025
   Accounts receivable, net.....................    66,662         63,605
   Merchandise inventories......................   114,377        100,237
   Prepaid expenses and other current assets....    23,333         25,653
                                                   -------        -------
     Total current assets.......................   211,488        196,520

Property and equipment..........................   234,809        209,081
     Less accumulated depreciation and
       amortization.............................    91,968         65,648
                                                   -------        -------
     Net property and equipment.................   142,841        143,433

Goodwill, net...................................   333,499        341,779
Deferred financing costs, net...................     1,596          2,743
Other assets....................................     2,715          3,664
                                                   -------        -------
     Total assets...............................  $692,139       $688,139
                                                   =======        =======


              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable.............................  $ 43,921       $ 34,341
   Accrued expenses.............................    50,357         43,042
   Current portion of long-term debt............       964            287
                                                   -------        -------
     Total current liabilities..................    95,242         77,670
Long-term debt..................................   105,515        130,905
Deferred income taxes...........................     3,872          4,872
Other liabilities...............................     9,630          7,952

Commitments and contingencies

Stockholder's equity
   Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding..............        1              1
   Additional paid-in capital....................  445,795        443,952
   Retained earnings.............................   32,084         22,787
                                                   -------        -------
        Total stockholder's equity...............  477,880        466,740
                                                   -------        -------
        Total liabilities and stockholder's
          equity................................. $692,139       $688,139
                                                   =======        =======


See accompanying notes to condensed consolidated financial statements.

============================================================================
[PAGE 5]

                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended November 1, 1997 and November 2, 1996
                           (unaudited)

                                                       Nine Months Ended
                                                       ------------------
                                                       Nov. 1,    Nov. 2,
                                                         1997       1996
                                                       ------    --------

                                                         (in thousands)
Operating activities:
 Net income......................................... $  9,472    $  5,701
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Extraordinary loss...............................      303         ---
   Employment contract separation expense...........      ---       3,500
   Equity earnings in CAT...........................      ---      (1,043)
   Provision for loss on accounts receivable........    1,366       1,315
   Depreciation and amortization....................   21,022      19,232
   Amortization of goodwill.........................    8,280       7,331
   Amortization of deferred financing costs.........    1,097       1,198
   Amortization of deferred compensation............      797          25
   Deferred income taxes............................      ---       3,200
   Loss on disposal of property and equipment.......      246         641
   Change in assets and liabilities net of
     effects from purchase of ATGS:
     (Increase) decrease in:
       Receivables..................................   (4,423)     (1,441)
       Merchandise inventories......................  (14,140)    (19,731)
       Prepaid expenses and other current assets....    1,320       1,472
     Increase (decrease) in:
       Accounts payable.............................    9,580      (3,515)
       Accrued expenses.............................    7,315       5,576
       Other non-current assets and liabilities, net    2,171         208
                                                      -------     -------
 Net cash provided by operating activities..........   44,406      23,669

Investing activities:
 Purchases of property and equipment................  (20,220)     (9,795)
 Purchase of ATGS...................................      ---        (356)
                                                      -------     -------
 Net cash used by investing activities..............  (20,220)    (10,151)
                                                      -------     -------
Financing activities:
 Net repayments under revolving credit agreement....      ---     (94,000)
 Net repayments under term loan.....................  (24,500)        ---
 Term loan prepayment penalty.......................     (184)        ---
 Payments on mortgage...............................     (213)       (198)
 Parent company contribution........................      871      96,200
 Net repayments under receivables facility..........      ---     (14,000)
 Payments of financing costs........................      (69)       (382)
                                                      -------     -------
 Net cash used by financing activities..............  (24,095)    (12,380)
                                                      -------     -------
Net increase in cash................................       91       1,138
Cash, beginning of period...........................    7,025       1,283
                                                      -------     -------
Cash, end of period................................. $  7,116    $  2,421
                                                      =======     =======
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the period for interest........... $ 12,491    $ 14,998
                                                      =======     =======

 Cash paid during the period for income taxes....... $ 12,973    $  4,803
                                                      =======     =======


   See accompanying notes to condensed consolidated financial statements.

============================================================================
[PAGE 6]

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

   Detailed footnote information is not included for the periods ended November 1, 1997 and November 2, 1996. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K.


2. Long-Term Debt
   --------------

   The   following  summarizes  long-term  debt  outstanding   at
November 1, 1997.

                                           (in thousands)

      8-3/4% Notes...........................  $100,000
      Mortgage...............................     6,479
                                                -------
        Total debt...........................   106,479
      Less current portion...................       964
                                                -------
        Total long-term debt.................  $105,515
                                                =======

      On  July 2, 1997, the Company used available cash to prepay
the   outstanding  balance  of  its  $24,500,000  term  loan  due
September 1998. This loan repayment resulted in an extraordinary charge to earnings of $173,000, net of income tax benefit.

======================================================================
[PAGE 7]


      On July 29, 1997, AnnTaylor Global Sourcing, Inc. amended its credit facility with the Hongkong and Shanghai Banking
Corporation Limited, increasing the commitment available for letters of credit under the facility to $50,000,000. On November 19, 1997, the maturity date of the facility was extended to July 29, 1998.



3.  Supplementary Data
    ------------------

   The following unaudited proforma condensed consolidated operating data for the quarter and nine months ended November 2, 1996 have been presented to give effect to the acquisition of the Company's sourcing subsidiary, which was consummated in September 1996 (the "Sourcing Acquisition"), as if it had occurred at the beginning of such periods:

                                 Quarter  Ended      Nine Months Ended
                                -----------------    -----------------
                                 November 2, 1996     November 2, 1996
                                -----------------    -----------------
                                Actual    Proforma    Actual   Proforma
                                ------    --------    ------   --------

                                           (in thousands)

   Sales.....................  $212,670   $212,670   $584,999   $584,999
   Net income................  $  3,262   $  3,863   $  5,701   $  8,629


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

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. Management currently is evaluating the effects of this change on the Company's financial statements.

=================================================================
[PAGE 8]

Item 2. Management's Discussion and Analysis of Operations
        --------------------------------------------------

Results of Operations

                                             Nine Months Ended
                                           -----------------------
                                           November 1,  November 2,
                                               1997       1996
                                           -----------  -----------
   Number of Stores:
      Open at beginning of period............  309         306
      Opened during period...................   24           9
      Expanded during period*................    8           7
      Closed during period...................    9           6
      Open at end of period..................  324         309
   Type of Stores Open at End of Period:
      AnnTaylor Stores.......................  283         260
      AnnTaylor Factory Stores...............   14          13
      AnnTaylor Loft stores..................   27          27
      AnnTaylor Studio stores................  ---           9

-------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Nine Months Ended November 1, 1997 Compared to Nine Months Ended
----------------------------------------------------------------
November 2, 1996
----------------

   The Company's net sales in the first nine months of 1997 decreased to $569,263,000 from $584,999,000 in the first nine months of 1996, a decrease of $15,736,000 or 2.7%. Management believes that the decrease in net sales was primarily attributable to lower customer acceptance of certain of the Company's summer and third quarter merchandise offerings and the Company's lower promotional inventory position in the second quarter and the beginning of the third quarter, compared to the prior year. Comparable stores sales decreased 5.5% for the first nine months of 1997 compared to the first nine months of 1996 due principally to the same factors.

   Gross profit as a percentage of net sales increased to 48.6% in the first nine months of 1997 from 44.6% in the first nine months of 1996. This increase was attributable to increased initial markups resulting from the Sourcing Acquisition and lower markdowns associated with decreased promotional activities compared to the prior year.

   Selling, general and administrative expenses were $229,039,000, or 40.2% of net sales, in the first nine months of 1997, compared to $216,121,000, or 36.9% of net sales, in the first nine months of 1996. The increase in operating expense was

===================================================================
[PAGE 9]


primarily attributable to increased expenses in marketing and information systems as well as increased tenancy and store payroll expense related to increased retail square footage. The increase in operating expense as a percentage of net sales was primarily the result of decreased leverage on fixed expenses as a result of lower sales.

   As a result of the foregoing, operating income increased to $39,403,000, or 6.9% of net sales, in the first nine months of 1997, from $34,039,000, or 5.8% of net sales, in the first nine months of 1996. Operating income for the first nine months of 1996 reflects a one-time charge of $3,500,000, or 0.4% of net sales, representing the Company's obligations under the former chairperson's employment contract. Amortization of goodwill was $8,280,000 in the first nine months of 1997 compared to $7,331,000 in the first nine months of 1996. Operating income, without giving effect to such goodwill amortization in either year, was $47,683,000, or 8.4% of net sales, in the 1997 period and $41,370,000, or 7.1% of net sales, in the 1996 period.

   Interest  expense was $15,531,000 in the first nine months  of
1997  and  $18,676,000 in the first nine  months  of  1996.   The
decrease in interest expense is primarily attributable to reduced outstanding indebtedness in the first nine months of 1997.

   The income tax provision was $13,610,000, or 58.5% of income before income taxes in the 1997 period, compared to $9,188,000, or 61.7% of income before income taxes in the 1996 period. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

   On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998. This loan repayment will result in annualized interest expense savings of approximately $2,200,000, and resulted in an extraordinary charge to earnings in the first six months of fiscal 1997 of $173,000.

   As a result of the foregoing factors, the Company had net income of $9,472,000, or 1.7% of net sales, for the first nine months of 1997, compared to net income of $5,701,000, or 1.0% of net sales, for the first nine months of 1996.

===================================================================
[PAGE 10]



                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 10.24.6 Notification of extension of termination date of the Amended and Restated Credit Agreement, dated as of September 20, 1996 between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.6 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended November 1, 1997 filed on December 16, 1997.

         (b)  Reports on Form 8-K:

                 None

=========================================================================
[PAGE 11]

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.



Date:  December 16, 1997           By: /s/  J. Patrick Spainhour
     ---------------------             ----------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief
                                            Executive Officer





Date:  December 16, 1997           By: /s/  Walter J. Parks
     ---------------------             -----------------------------
                                            Walter J. Parks
                                            Senior Vice President and
                                            Chief Financial Officer