Form 10-K
period 1998-01-31
ANNTAYLOR INC
filed 1998-04-30
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
X  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
   SECURITIES EXCHANGE ACT OF 1934 .
           For the fiscal year ended January 31, 1998
                               OR
   TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934.

                   Commission File No. 1-11980

                         ANNTAYLOR, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          DELAWARE                               51-0297083
-------------------------------    --------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)



    142 West 57th Street, New York, NY                 10019
  ---------------------------------------            --------
  (Address of principal executive offices)          (Zip Code)



                              (212) 541-3300
           ---------------------------------------------------
           (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:


    Title of Each Class              Name of each exchange on which registered
8-3/4% Subordinated Notes due 2000           The New York Stock Exchange


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

     As of April 2, 1998,  1 share of Common Stock  was outstanding.

           Documents Incorporated by Reference:  None

     The  registrant  meets the conditions set forth  in  general
Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


============================================================================
<PAGE 1>
                             PART I




ITEM 1.   Business
--------------------

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

     As of January 31, 1998, the Company operated 324 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store and Ann Taylor Loft. Of the 283 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     In 1995, the Company began testing Ann Taylor Loft, a separate moderate-price store concept for women who appreciate the Ann Taylor style but are more cost conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft label. As of January 31, 1998, the Company operated 27 Ann Taylor Loft stores, all located in factory outlet centers. The Company believes that the Ann Taylor Loft concept represents an opportunity for the Company to compete in the moderately-priced women's apparel market. In 1998, the Company plans to open Ann Taylor Loft stores outside the factory outlet center environment for the first time, primarily in regional malls and strip shopping centers.

     The  Company  also  operates 14  stores  in  factory  outlet centers that serve primarily as a clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores. The Company is introducing a limited selection of original priced Ann Taylor Loft merchandise to many of these stores as well, so that the Company's emphasis on wardrobing can be represented in these stores at all times.

     The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction in 1989.


Sourcing Acquisition
---------------------

     The Company believes that procuring merchandise directly from manufacturers improves the Company's competitive position by providing it with greater control over pre-production processes, resulting in greater consistency in merchandise quality and sizing, and by reducing merchandise costs. To this end, in May 1992, the Company commenced a joint venture, known as "CAT", with

=======================================================================
<PAGE 2>




one of its private  label vendors, Cygne Designs, Inc. ("Cygne").
CAT was formed for the purpose of acting as a sourcing agent exclusively for Ann Taylor, placing merchandise orders directly with manufacturers. Until September 1996, the Company owned a
minority  interest  in  CAT.   In  September  1996,  the  Company
acquired Cygne's entire interest in CAT, which became a wholly owned subsidiary of the Company, as well as certain assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that Cygne used in sourcing merchandise for Ann
Taylor.   The  Company's sourcing division is now  known  as  Ann
Taylor Global Sourcing ("ATGS").

     In consideration for Cygne's interest in CAT and the Assets, ATSC and the Company paid (i) 2,348,145 shares of common stock of ATSC having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash payments for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price was subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments reduced the net cash paid for inventory and fixed assets to approximately $227,000. The total purchase price has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on estimates of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     Pursuant to the terms of a Stockholders Agreement entered into at the time of the Sourcing Acquisition, ATSC registered the sale of the shares of ATSC Common Stock issued to Cygne as part of the consideration for the acquisition. Cygne subsequently sold, pursuant to this registration statement, all of the shares of ATSC Common stock issued to it by ATSC.


ITEM 2. Properties
------------------

     As of January 31, 1998, the Company operated 324 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

     Ann  Taylor leases corporate offices at 142 West 57th Street in  New  York City and office space at 1372 Broadway in New  York
City.   The  Company  also  leases office  space  in  New  Haven,
Connecticut.

     Ann Taylor's wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.


ITEM 3.  Legal Proceedings
--------------------------

     On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York, against ATSC, the Company, certain officers and directors of the Company, Merrill Lynch & Co., Inc. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended, by

=======================================================================
<PAGE 3>





alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about ATSC and the Company. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The Court's Opinion grants the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.

     The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations and liquidity of the Company.

======================================================================
<PAGE 4>

                             PART II





ITEM   5.  Market for Registrant's Common Equity and Related
------------------------------------------------------------
           Stockholder Matters
           --------------------

     There is no public market for the common stock of the Company. All of the outstanding stock of the Company, consisting of one share of common stock, is owned by ATSC.

     From  time  to time, the Company pays dividends to  ATSC  in
amounts  sufficient to fund ATSC's operating expenses.   Further,
in   connection   with  the  8-1/2%  Company-Obligated   Mandatorily
Redeemable   Convertible  Preferred  Securities  (the  "preferred
securities")  issued  by  ATSC's  financing  vehicle,   AnnTaylor
Finance Trust (the "Trust"), the Company makes regular dividend payments to ATSC in amounts sufficient to allow ATSC to pay interest on certain debentures issued to the Trust. The payment of dividends by Ann Taylor to ATSC is subject to certain restrictions under the Company's bank credit agreement, the indenture relating to the Company's 8-3/4% Subordinated Notes due
2000   and  the  receivables  facility.   See  Note  2   to   the
Consolidated Financial Statements of the Company.


ITEM  7. Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

     The Company's net sales decreased to $781,028,000 in Fiscal 1997 from $798,117,000 in Fiscal 1996, a decrease of $17,089,000, or 2.1%. Comparable store sales for Fiscal 1997 decreased 5.5% compared to Fiscal 1996. Management believes that the decreases were primarily attributable to lower customer acceptance of certain of the Company's merchandise offerings and, to a lesser extent, planned decreases in promotional inventory for certain periods during the year.

     Gross profit as a percentage of net sales increased to 47.3%
in  1997  from  44.4%  in  1996.   This  increase  was  primarily
attributable to benefits achieved by the Company's sourcing division.

     Selling, general and administrative expenses were $308,232,000, or 39.5% of net sales, in 1997, compared to $291,027,000, or 36.5% of net sales, in 1996. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased tenancy expense related to increased retail square footage, investments in certain strategic initiatives, such as marketing and enhanced merchandising information systems, and decreased leverage on fixed expenses due to lower sales in 1997.

     Operating income increased to $50,000,000, or 6.4% of net sales, in 1997 from $46,461,000, or 5.8% of net sales, in 1996.
Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under the former Chairperson's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of all nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $11,040,000, or 1.4% of net sales, in 1997 compared to
$10,086,000, or 1.3% of net sales, in 1996. Operating income without giving effect to such amortization was $61,040,000, or 7.8% of net sales, in 1997 and $56,547,000, or 7.1% of net sales, in 1996.

     Interest expense was $19,989,000 in 1997 compared to $24,416,000 in 1996. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan referred to below, and to greater interest income earned on cash on hand. The weighted average interest rate on the Company's outstanding indebtedness at January 31, 1998 was 8.59% compared to 8.63% at February 1, 1997.

=====================================================================
<PAGE 5>




     The income tax provision was $17,466,000, or 59.3% of income before income taxes and extraordinary loss, in the 1997 period compared to $12,975,000, or 60.0% of income before income taxes, in 1996. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

     On July 2, 1997, the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

     As a result of the foregoing factors, the Company had net income of $11,824,000, or 1.5% of net sales, for 1997, compared to net income of $8,667,000, or 1.1% of net sales, for 1996.



ITEM  8. Financial Statements and Supplementary Data
------------------------------------------------------

     The  following  consolidated  financial  statements  of  the
Company  for the years ended January 31, 1998, February  1,  1997 and  February 3, 1996 are included as a part of this Report  (See
Item 14):

     Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
        1996.

     Consolidated  Balance  Sheets as of  January  31,  1998  and
        February 1, 1997.

     Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3,
        1996.

     Notes to Consolidated Financial Statements.


ITEM 9.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
         and Financial Disclosures
         -------------------------

          None.

============================================================================
<PAGE 6>

                             PART IV




ITEM  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------
  (a)    List of documents filed as part of this Annual Report:

          The   following  consolidated financial  statements of the
          Company and the independent auditors' report are included on pages 12 through 29 and are filed as part of this Annual
          Report:

          Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996; Consolidated Balance Sheets as of January 31, 1998 and
          February 1, 1997; Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996; Notes to Consolidated Financial Statements; Independent Auditors' Report.

  (b)     Reports on Form 8-K

           The Company filed a report with the Commission on Form 8-K dated March 12, 1998 with respect to the dismissal of the purported class action lawsuit against ATSC, Ann Taylor, certain officers and directors of ATSC and Ann Taylor, ML&Co. and certain affiliates of ML&Co. Additionally the Form 8-K reported on an Amendment to ATSC's amended and restated
           1992  Stock  Option   and Restricted Stock and Unit Award Plan.

  (c)      Exhibits

           The  exhibits listed below are filed as a part of this Annual
           Report.

Exhibit
Number
-------

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

===========================================================================
<PAGE 7>


 Exhibit
 Number
 -------

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

=========================================================================
<PAGE 8>


 Exhibit
 Number
 --------

10.7.6 Sixth Amendment to Lease, dated as of January 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.7.7 Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.7.8   Eighth  Amendment  to  Lease, undated,  between  Pacific
          Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.8 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.7.9 Ninth Amendment to Lease, dated as of May 13, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.7.10 Tenth Amendment to Lease, dated as of May 21, 1997, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

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

10.14    Separation  Agreement dated July 15,  1997  between  Ann
          Taylor and Barry Shapiro.  Incorporated by reference to
          Exhibit 10.16 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.15 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Option Plan"). Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

=======================================================================
<PAGE 9>

Exhibit
Number
--------

10.15.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.15.2 Amendment to the AnnTaylor Stores Corporation Amended and Restricted 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 on the Current Report on Form 8-K of ATSC filed on March 12, 1998.

10.16 AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.16.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report of ATSC filed on April 30, 1998.

10.17    Associate   Stock   Purchase  Plan.    Incorporated   by
          reference to Exhibit 10.31 to the Form 10-Q of ATSC for the Quarter Ended October 31, 1992 filed on December
          15, 1992.

10.18 Amended and Restated Receivables Financing Agreement dated October 31, 1995, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to
          Exhibit 10.31.4 to the Form 10-Q of ATSC for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.18.1 First Amendment to the Amended and Restated Receivables Financing Agreement, dated as of November 1, 1996, among AnnTaylor Funding, Inc., Ann Taylor, Market Street Capital Corp. and PNC Bank, National Association. Incorporated by reference to Exhibit 10.5 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.19 Purchase and Sale Agreement dated as of January 27, 1994 between Ann Taylor and AnnTaylor Funding, Inc. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of ATSC filed on March 31, 1994.

10.20    AnnTaylor   Stores  Corporation  Deferred   Compensation
          Plan.   Incorporated by reference to Exhibit  10.33  to
          the  Annual Report on Form 10-K of ATSC filed on  April
          28, 1995.

10.20.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to
          Exhibit  10.33.1  to  the Form 10-Q  of  ATSC  for  the
          Quarter  Ended  July 29, 1995 filed  on  September  11,
          1995.

10.21 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.22 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to
          Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

========================================================================
<PAGE 10>


 Exhibit
 Number
 -------

10.23 Amended and Restated Credit Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.6 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.23.1 Promissory Note dated September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited, New York Branch. Incorporated by reference to Exhibit 10.7 to Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.23.2 Amended and Restated Security Agreement, dated as of September 20, 1996, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.23.3 Letter of Negative Pledge, dated as of September 20, 1996 from AnnTaylor Global Sourcing, Inc. to the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.9 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.23.4 First Amendment to the Amended and Restated Credit Agreement, dated as of April 11, 1997, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.4 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.23.5 Second Amendment to the Amended and Restated Credit Agreement, dated as of July 29, 1997, between AnnTaylor Global Sourcing, Inc. and the Hongkong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.5 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.23.6 Notification of extension of termination date of the Amended and Restated Credit Agreement, dated as of September 20, 1996 between AnnTaylor Global Sourcing, Inc. and the HongKong and Shanghai Banking Corporation Limited. Incorporated by reference to Exhibit 10.25.6 to the Form 10-Q of ATSC for the Quarter Ended November 1, 1997 filed on December 16, 1997.

10.24 Stock and Asset Purchase Agreement, dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to
          Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

10.24.1 Amendment to Stock and Asset Purchase Agreement, dated as of August 27, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

10.24.2 Stockholders Agreement, dated as of September 20, 1996, among ATSC, Cygne and Cygne Group (F.E.) Limited, a Hong Kong corporation and wholly owned subsidiary of Cygne. Incorporated by reference to Exhibit 10.26.2 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.24.3 Consulting Agreement, dated as of September 20, 1996, by and between ATSC, Cygne and Mr. Bernard M. Manuel. Incorporated by reference to Exhibit 10.26.3 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.24.4 Consulting Agreement, dated as of September 20, 1996, by and between ATSC, Cygne and Mr. Irving Benson. Incorporated by reference to Exhibit 10.26.4 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

27       Financial Data Schedule.

=====================================================================
<PAGE 11>

                           SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANNTAYLOR, INC.

                                      By: /s/ J. Patrick Spainhour
                                         -------------------------
                                              J. Patrick Spainhour
                                               Chairman and Chief
                                                Executive Officer

Date:  April 29, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Patrick Spainhour       Chairman and Chief Executive    April 29, 1998
------------------------              Officer and Director
    J. Patrick Spainhour



/s/ Patricia DeRosa            President and Chief Operating  April 29, 1998
------------------------              Officer and Director
    Patricia DeRosa


/s/  Walter J. Parks           Senior Vice President -        April 29, 1998
------------------------              Chief Financial Officer
     Walter J. Parks                  and Treasurer


/s/ James M. Smith              Vice President and Controller   April 29, 1998
------------------------              Principal Accounting Officer
    James M. Smith


/s/ Gerald S. Armstrong         Director                        April 29, 1998
-----------------------
    Gerald S. Armstrong


/s/ James J. Burke, Jr.         Director                       April 29, 1998
------------------------
    James J. Burke, Jr


/s/ Robert C. Grayson           Director                      April 29, 1998
------------------------
    Robert C. Grayson


/s/ Rochelle B. Lazarus         Director                     April 29, 1998
-------------------------
    Rochelle B. Lazarus


/s/ Hanne M. Merriman           Director                     April 29, 1998
--------------------------
    Hanne M. Merriman


==============================================================================
<PAGE 12>



                         ANNTAYLOR, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                   Page No.
                                                                   --------

Independent Auditors' Report.......................................    13

Consolidated Financial Statements:
    Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and
      February 3, 1996..............................................   14

    Consolidated Balance Sheets as of January 31, 1998 and
      February 1, 1997...............................................  15

    Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996...  16

    Notes to Consolidated Financial Statements........................  17


=============================================================================
<PAGE 13>

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


New York, New York
March 19, 1998

=========================================================================
<PAGE 14>

                         ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended January 31, 1998, February 1, 1997 and
                        February 3, 1996






                                                 Fiscal Years Ended
                                         -----------------------------------
                                         January 31, February 1,  February 3,
                                            1998        1997         1996
                                         ----------  ----------    ---------
                                                    (in thousands)

Net sales...............................   $781,028    $798,117    $731,142
Cost of sales...........................    411,756     443,443     425,225
                                            -------     -------     -------
Gross profit............................    369,272     354,674     305,917
Selling, general and administrative
  expenses..............................    308,232     291,027     271,136
Studio shoe stores closing expense......        ---       3,600         ---
Employment contract separation expense..        ---       3,500         ---
Amortization of goodwill................     11,040      10,086       9,506
                                            -------     -------     -------
Operating income........................     50,000      46,461      25,275
Interest expense........................     19,989      24,416      20,956
Other expense, net......................        548         403          38
                                            -------     -------     -------
Income  before  income  taxes and
  extraordinary  loss...................     29,463      21,642       4,281
Income tax provision....................     17,466      12,975       5,157
                                            -------     -------     -------
Income (loss) before extraordinary loss.     11,997       8,667        (876)
Extraordinary loss (net of income
  tax benefit of $130,000)..............        173         ---        ---
                                            -------     -------     -------
   Net income (loss)....................   $ 11,824    $  8,667    $   (876)
                                            =======     =======     =======



            See accompanying notes to consolidated financial statements.

==============================================================================
<PAGE 15>


                         ANNTAYLOR, INC.
                   CONSOLIDATED BALANCE SHEETS
              January 31, 1998 and February 1, 1997



                                                    January 31, February 1,
                                                         1998      1997
                                                    ----------- ----------
                      ASSETS                              (in thousands)
Current assets
 Cash and cash equivalents...........................  $ 31,369   $  7,025
 Accounts receivable, net............................    60,211     63,605
 Merchandise inventories.............................    97,234    100,237
 Prepaid expenses and other current assets...........    21,291     25,653
                                                        -------    -------
     Total current assets............................   210,105    196,520
Property and equipment, net..........................   139,610    143,433
Goodwill, net........................................   330,739    341,779
Deferred financing costs, net........................     1,258      2,743
Other assets.........................................     1,949      3,664
                                                        -------    -------
     Total assets....................................  $683,661   $688,139
                                                        =======    =======
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable....................................  $ 38,185   $ 34,341
 Accrued tenancy.....................................     6,727      6,827
 Gift certificates redeemable........................     5,935      4,903
 Accrued expenses....................................    35,958     31,312
 Current portion of long-term debt...................     1,119        287
                                                        -------    -------
     Total current liabilities.......................    87,924     77,670
Long-term debt.......................................   105,157    130,905
Deferred income taxes................................       ---      4,872
Other liabilities....................................    10,082      7,952
Commitments and contingencies
Stockholder's equity
 Common stock, $1.00 par value; 1,000
   shares authorized; 1 share issued
   and outstanding...................................         1          1
 Additional paid-in capital..........................   445,886    443,952
 Retained earnings...................................    34,611     22,787
                                                        -------    -------
     Total stockholder's equity......................   480,498    466,740
                                                        -------    -------
     Total liabilities and stockholder's equity......  $683,661   $688,139
                                                        =======    =======


  See accompanying notes to consolidated financial statements.

============================================================================
<PAGE 16>

                         ANNTAYLOR, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended January 31, 1998, February 1, 1997 and
                        February 3, 1996

                                                   Fiscal Years Ended
                                            ---------------------------------
                                            Jan. 31,     Feb. 1,      Feb. 3,
                                              1998        1997         1996
                                            --------    --------     --------

                                                     (in thousands)
Operating activities:
  Net income (loss).....................  $  11,824   $   8,667    $    (876)
  Adjustments to reconcile
    net income (loss) to net cash
    provided by operating activities:
      Extraordinary loss................        303         ---          ---
      Equity earnings in CAT............        ---      (1,402)      (1,646)
      Provision  for loss on
        accounts receivable.............      1,795       1,803        1,280
      Depreciation and amortization.....     27,803      26,208       18,788
      Amortization of goodwill..........     11,040      10,086        9,506
      Amortization of deferred
        compensation....................      1,065         191           68
      Non-cash interest.................      1,419       1,574        1,004
      Deferred income taxes.............     (2,687)       (985)       3,150
      Loss  on disposal of property
        and equipment...................        248       3,209        1,143
      Change in assets and liabilities
        net of effects from
        purchase of AnnTaylor
        Global Sourcing:
              Decrease  (increase)
                in  receivables.........      1,599       4,987      (10,464)
             Decrease (increase) in
               merchandise inventories..      3,003       9,342       (8,980)
            Decrease (increase) in
               prepaid expenses and
               other current assets.....      1,894         247      (12,951)
            Decrease in other
              non-current assets
              and liabilities, net......      2,861         738          429
          Increase in accounts
            payable and accrued
            liabilities.................      9,422       2,867        6,925
                                            -------     -------      -------
  Net cash provided by operating
    activities..........................     71,589      67,532        7,376
                                            =======     =======      =======
Investing activities:
  Purchases of property and equipment...    (22,945)    (16,107)     (78,378)
  Purchase of AnnTaylor Global Sourcing         ---        (227)         ---
                                            -------     -------      -------
  Net cash used by investing
    activities..........................    (22,945)    (16,334)     (78,378)
                                            -------     -------      -------
Financing activities:
  Borrowings (repayments) under
    revolving  credit  facility.........        ---    (101,000)      37,000
  Parent company contribution...........        869      96,194          384
  Proceeds from (repayment of) term loan    (24,500)        ---       24,500
  Term loan prepayment penalty..........       (184)        ---          ---
  Proceeds from (payments of) mortgage..       (416)       (266)       6,958
  Borrowings (repayments) under
    receivables  facility...............        ---     (40,000)       4,000
  Payment of financing costs............        (69)       (384)      (2,108)
                                            -------     -------      -------
  Net cash provided by (used by)
    financing activities................    (24,300)    (45,456)      70,734
                                             ------     -------      -------
Net increase (decrease) in cash.........     24,344       5,742         (268)
Cash, beginning of year.................      7,025       1,283        1,551
                                             ------     -------      -------
Cash, end of year.......................  $  31,369   $   7,025    $   1,283
                                           ========    ========     ========
Supplemental Disclosures of
  Cash Flow Information:
  Cash paid during the year
    for interest........................  $ 19,251    $  22,689    $  19,607
                                           =======     ========     ========
  Cash paid during the
    year for income taxes...............  $ 17,220    $   8,990    $   6,886
                                           =======     ========     ========



  See accompanying notes to consolidated financial statements.
=========================================================================
<PAGE 17>

                         ANNTAYLOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   Summary of Significant Accounting Policies
------------------------------------------------

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

     Certain Fiscal 1996 and 1995 amounts have been reclassified to conform to the Fiscal 1997 presentation.


Fiscal Year
-----------

     The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. The fiscal year ended February 3, 1996 included 53 weeks. The other fiscal years presented included 52 weeks.


Finance Service Charge Income
-----------------------------

     Income  from  finance service charges relating  to  customer
receivables,  which  is  deducted  from  selling,   general   and
administrative expenses, amounted to $8,568,000 for Fiscal 1997, $9,024,000 for Fiscal 1996 and $8,328,000 for Fiscal 1995.


Merchandise Inventories
-----------------------

     Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market. The majority of the Company's inventory represents finished goods available for sale.


Property and Equipment
-----------------------

     Property and equipment are recorded at cost. The Company capitalized interest costs of approximately $1,300,000 in Fiscal 1995. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.

======================================================================
<PAGE 18>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1.   Summary of Significant Accounting Policies (Continued)
-------------------------------------------------------------


Deferred Financing Costs
------------------------

     Deferred  financing  costs  are being  amortized  using  the
interest  method over the term of the related debt.   Accumulated
amortization  at  January  31, 1998  and  February  1,  1997  was
$4,427,000 and $3,534,000, respectively.


Goodwill
--------

     Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see Note 9) is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 31, 1998 and February 1, 1997 was $87,851,000 and $76,811,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future cash flows.


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


Use of Estimates
------------------

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

=======================================================================
<PAGE 19>
                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




1.   Summary of Significant Accounting Policies (Continued)
-------------------------------------------------------------

Recent Accounting Pronouncements
----------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that components of comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements; and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which revises disclosures, but does not change the measurement or recognition of these plans. Management is currently evaluating the impact of these standards and believes their adoption will not impact the Company's consolidated financial position, results of operations or cash flows, and any impact will be limited to the form and content of its disclosures. All of these statements are effective for fiscal years beginning after December 15, 1997.


2.   Long-Term Debt
-------------------

     The following table summarizes long-term debt outstanding at January 31, 1998 and February 1, 1997:

                                   January 31, 1998       February 1, 1997
                                  --------------------   -------------------
                                  Carrying   Estimated   Carrying  Estimated
                                   Amount   Fair Value    Amount  Fair Value
                                  --------  ----------   -------- ----------

                                                (in thousands)
Senior Debt:
 Term loan......................  $    ---  $     ---    $ 24,500   $ 24,500
 Mortgage.......................     6,276      6,276       6,692      6,692
8-3/4% Notes....................   100,000    100,500     100,000     97,750
                                   -------    -------     -------    -------
        Total  debt.............   106,276    106,776     131,192    128,942
Less current portion............     1,119      1,119         287        287
                                   -------    -------     -------    -------
        Total  long-term debt...  $105,157   $105,657    $130,905   $128,655
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

=======================================================================
<PAGE 20>


                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.   Long-Term Debt (Continued)
--------------------------------

     Ann Taylor's Bank Credit Agreement originally provided, among other things, for a $25,000,000 term loan and a $125,000,000 revolving credit facility. As described below, in January 1996, the Company prepaid a portion of the term loan and reduced the revolving credit facility to $122,000,000. On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of the term loan. The maturity date of the revolving credit facility is July 29, 1998; however, the Company is required to reduce the outstanding loan balance under the revolving credit facility to $50,000,000 or less for thirty consecutive days during Fiscal 1996 and in each fiscal year thereafter. The maximum amount that may be borrowed under the revolving credit facility is reduced by the amount of commercial and standby letters of credit outstanding under the Bank Credit Agreement. At January 31, 1998 and February 1, 1997, Ann Taylor had outstanding commercial and standby letters of credit under the Bank Credit Agreement of $33,000,000 and $12,000,000, respectively. At January 31, 1998 the amount available under the revolving credit facility was $89,000,000.

     The amounts outstanding under the revolving credit facility bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate plus 0.75%. In addition, Ann Taylor is required to pay the lenders a quarterly commitment fee of 0.25% per annum of the unused revolving loan commitment.

     Under the terms of the Bank Credit Agreement, Bank of America obtained a pledge of Ann Taylor's outstanding common stock held by ATSC and a security interest in certain assets of Ann Taylor, excluding inventory and accounts receivable. In addition, the Bank Credit Agreement contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders, and requirements to maintain certain financial ratios and specified levels of net worth. The Bank Credit
Agreement also provides for, among other things, an annual limitation on capital expenditures of $32,500,000 in Fiscal 1997 and beyond, subject to increase if certain conditions are satisfied.

     Ann Taylor sells its proprietary credit card accounts receivable to AnnTaylor Funding, Inc., a wholly owned subsidiary of the Company, that uses the receivables to secure borrowings of up to $40,000,000, based on its eligible accounts receivable, under a receivables financing facility (the "Receivables Facility"). As of January 31, 1998, there were no borrowings outstanding under the Receivables Facility. AnnTaylor Funding, Inc. had total assets of approximately $50,440,000 at January 31, 1998, all of which are subject to the security interest of the lender under the Receivables Facility. The Receivables Facility matures in May 1998.

     In  connection  with the Sourcing Acquisition  discussed  in
Note  9,  the  Hongkong and Shanghai Banking Corporation  entered into an Amended and Restated Credit Agreement with AnnTaylor Global Sourcing, Inc. ("ATGS", formerly known as CAT US Inc.
("CAT") and now a wholly owned subsidiary of Ann Taylor), continuing the $40,000,000 credit facility of ATGS's predecessor. On July 29, 1997, ATGS amended its credit facility with the HKSBC, increasing the commitment available to $50,000,000. The facility is available principally for the issuance of letters of credit; cash borrowings under the facility are limited to a maximum of $5,000,000. Such credit facility matures on July 29, 1998 and contains financial and other covenants. As of January 31, 1998 and February 1, 1997, commercial and standby letters of credit outstanding under this facility totaled $25,102,000 and $28,189,000, respectively, and there were no borrowings outstanding under this facility.

==================================================================
<PAGE 21>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.   Long-Term Debt (Continued)
--------------------------------

     As noted above, the Company's Bank Credit Agreement, Receivables Facility and HKSBC Agreement mature in May and July 1998. The Company is currently negotiating to obtain new financing and anticipates new arrangements will be in place in the second quarter of Fiscal 1998.

     On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes"). The outstanding principal amount of these notes as of January 31, 1998 was $100,000,000.

     In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8-3/4% Notes to a variable rate. Under the agreement, the Company received a fixed rate of 4.75% and paid a floating rate based on LIBOR, as determined in six month intervals. The swap agreement
matured  in  July  1996.   Net receipts  or  payments  under  the
agreement were recognized as adjustments to interest expense.

     The Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. Pursuant to the requirements of the Bank Credit Agreement, in January 1996, the Company applied one-half of the proceeds of the mortgage to reduce the amount available under the revolving credit facility, thereby reducing the revolving credit facility by $3,000,000, and prepaid a portion of the term loan.

     The   aggregate   principal  payments   of   all   long-term
obligations are as follows:

      Fiscal Year                            (in thousands)
      ----------
        1998...................................  $  1,119
        1999...................................     1,206
        2000...................................   101,300
        2001...................................     1,401
        2002...................................     1,250
                                                  -------
           Total...............................  $106,276
                                                  =======


3.   Preferred Securities
-------------------------

     In  April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily
Redeemable   Convertible  Preferred  Securities  (the  "preferred
securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC's common stock at a conversion rate of 2.545 shares of common stock for each preferred security
(equivalent   to  $19.65  per  share  of  common   stock,   which
represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the

====================================================================
<PAGE 22>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3.   Preferred Securities (Continued)
-------------------------------------

preferred securities. The sole assets of the Trust are $103,700,000 of 8-1/2% Convertible Subordinated Debentures
of  ATSC  maturing on April 15,  2016.   A  total  of
2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of ATSC's common stock. ATSC received net proceeds of $95,984,000 in connection with the sale of the preferred securities, of which $94,000,000 was applied to reduce outstanding borrowings under the Company's revolving credit facility.


4.   Allowance for Doubtful Accounts
------------------------------------

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 is as follows:

                                                   Fiscal Years Ended
                                              -----------------------------
                                              Jan. 31,  Feb.  1,    Feb. 3,
                                                1998      1997       1996
                                              --------  --------    -------

                                                     (in thousands)

     Balance at beginning of year..........  $   811    $   736    $   931
     Provision for loss on
       accounts receivable.................    1,795      1,803      1,280
     Accounts written off..................   (1,794)    (1,728)    (1,475)
                                              ------     ------     ------
     Balance at end of year................  $   812    $   811    $   736
                                              ======     ======     ======


5.   Commitments and Contingencies
----------------------------------

Rental Commitments
------------------

     Ann Taylor occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

     Future minimum lease payments under non-cancelable operating leases at January 31, 1998 are as follows:

     Fiscal Year                         (in thousands)

      1998.................................  $68,663
      1999.................................   67,537
      2000.................................   65,491
      2001.................................   62,446
      2002.................................   59,515
      2003 and thereafter..................  251,998
                                             -------
           Total........................... $575,650
                                             =======

==========================================================================
<PAGE 23>



                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.   Commitments and Contingencies (continued)
----------------------------------------------

     Rent expense for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 was as follows:

                                      Fiscal Years Ended
                                 ----------------------------
                                 Jan. 31,    Feb. 1,   Feb. 3,
                                   1998        1997      1996
                                 -------     -------   -------
                                         (in thousands)
     Minimum rent................ $59,495    $55,571   $47,132
     Percentage rent.............   1,671      2,433     3,090
                                   ------     ------    ------
          Total.................. $61,166    $58,004   $50,222
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

     In addition, ATSC, Ann Taylor, certain officers and directors of ATSC and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed by certain alleged stockholders alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock. On March 10, 1998, the Court issued an Opinion dismissing the complaint. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to defend the action vigorously. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.

Other
-----

     The Internal Revenue Service (the "IRS") examination of ATSC has recently been concluded. The IRS has made an assessment, which ATSC has paid, that is not material to ATSC's or the Company's consolidated financial condition, operating results or liquidity. All matters in the IRS examination are subject to final review by the Congressional Joint Committee on Taxation.


6.  Property and Equipment
--------------------------

     Property and equipment consists of the following:

                                             Fiscal Years Ended
                                            ---------------------
                                            Jan. 31,      Feb. 1,
                                              1998         1997
                                            --------      -------
                                               (in thousands)

        Land and building.................  $  8,625     $  8,603
        Leasehold improvements............    85,332       76,576
        Furniture and fixtures............   136,314      120,595
        Construction in progress..........     6,422        3,307
                                             -------      -------
                                             236,693      209,081

        Less accumulated depreciation
          and amortization................    97,083       65,648
                                             -------      -------
            Net property and equipment....  $139,610     $143,433
                                             =======      =======


===========================================================================
<PAGE 24>
                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




7. Extraordinary Item
---------------------

     On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

8. Nonrecurring Charges
-----------------------

Studio Shoe Stores Closing
--------------------------

     In connection with the planned closing of all of the Company's Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a pre-tax charge of $3,600,000. Of the total impairment loss, $2,500,000 represented impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertained to lease and other related costs for these locations until the properties are sublet.

Resignation of the Chairman and Chief Executive Officer
-------------------------------------------------------

     Effective August 23, 1996, the then Chairman and Chief Executive Officer and Director of ATSC and Ann Taylor resigned. In connection with this resignation, a one-time pre-tax charge of $3,500,000 was recorded relating to the estimated costs of the Company's obligations under the former Chairman's employment contract with ATSC.


9. Certain Relationships and Related Transactions
---------------------------------------------------

Transactions with Merrill Lynch and its Affiliates
--------------------------------------------------

     At January 31, 1998, certain affiliates of ML&Co. held approximately 24.0% of ATSC's outstanding common stock. Two of the members of the Board of Directors of the Company and ATSC serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and ATSC.

     In Fiscal 1996, ATSC paid approximately $1,207,500 to ML&Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch") in connection with their services as placement agents for the sale of the preferred securities (see Note 3). ATSC agreed to indemnify ML&Co. and Merrill Lynch, as placement agents, against certain liabilities, including certain liabilities under the federal securities law, in connection with the sale of the preferred securities.


Sourcing Acquisition
--------------------

     In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest

======================================================================
<PAGE 25>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



9. Certain Relationships and Related Transactions (Continued)
-------------------------------------------------------------

of Cygne in CAT and certain  of  the  assets  (the "Assets")
of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor
(the "Sourcing Acquisition").  As a result of the Sourcing
Acquisition,  CAT  became  an  indirect  wholly   owned
subsidiary of the Company and now performs all of the Company's direct sourcing functions, including those previously provided by the Division, under the name AnnTaylor Global Sourcing, Inc. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

     In consideration for Cygne's interest in CAT and the Assets, ATSC and the Company paid (i) 2,348,145 shares of common stock of ATSC having an aggregate value, as of the Effective Date, of $36,000,000, (ii) $3,200,000 in cash as payment for inventory and fixed assets and (iii) approximately $6,500,000 in cash in settlement of open accounts payable by Ann Taylor to Cygne for merchandise delivered by Cygne prior to the closing. The Company also assumed certain liabilities related to the operations of the Division. The purchase price was subject to post-closing adjustments based upon final determination of the value of certain of the assets purchased and liabilities assumed. As of February 1, 1997, certain post-closing adjustments reduced the net cash paid to approximately $227,000. The total purchase price to the Company of the Sourcing Acquisition has been allocated to the tangible and intangible assets and liabilities of CAT and the Division that were acquired, based on estimates of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     The following unaudited proforma consolidated data for the Company for the fiscal year ended February 1, 1997 has been presented to reflect the Sourcing Acquisition as if it had occurred at the beginning of such period:
                                          Fiscal Year Ended
                                          February 1, 1997
                                          ------------------
                                          Actual    Proforma
                                            (in thousands)

   Net sales............................  $798,117  $798,117
   Net income...........................  $  8,667  $ 11,595


     The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.

     A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:

                                                (in thousands)

   Fair value of assets acquired................  $  4,727
   Excess  of  purchase price over
     the fair value of  net  assets
     acquired...................................    38,340
   Ann Taylor's previous investment in CAT......    (6,840)
   Issuance of ATSC's common stock..............   (36,000)
                                                   -------
   Cash paid....................................  $    227
                                                   =======

=======================================================================
<PAGE 26>
                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10. Stock Option Plans
----------------------

     ATSC   accounts   for  stock  options  in  accordance   with
Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ATSC would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income (loss) before extraordinary loss for Fiscal 1997, Fiscal 1996, and Fiscal 1995 after taking into account such expense would have been $11.0 million, $8.2 million, and $(1.1) million, respectively. For purposes of this calculation, ATSC arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996: risk-free interest rate of 6.2%, 5.8%, and 7.0%, respectively;
expected life of 5.0 years, 4.3 years, and 5.0 years, respectively; and expected volatility of 67.9%, 55.2%, and 44.8%, respectively.


11.  Income Taxes
-----------------

     The provision for income taxes for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996 consists of the following:
                                      Fiscal Years Ended
                                 Jan. 31,  Feb. 1,    Feb. 3,
                                   1998      1997      1996
                                 -------   -------   --------
                                       (in thousands)
   Federal:
    Current..................... $14,427   $ 9,898    $ 1,400
    Deferred....................  (1,917)     (802)     2,249
                                  ------    ------     ------
      Total federal............   12,510     9,096      3,649
                                  ------    ------     ------
   State and local:
    Current....................   5,538      3,844        607
    Deferred...................    (769)      (152)       901
                                 ------     ------     ------
      Total state and local....   4,769      3,692      1,508
                                 ------     ------     ------
   Foreign:
   Current.....................     187        187        ---
    Deferred...................     ---        ---        ---
                                 ------     ------     ------
      Total foreign............     187        187        ---
                                 ------     ------     ------
    Total......................  $17,466   $12,975    $ 5,157
                                  ======    ======     ======

     The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 is as follows:


                                     Fiscal Years Ended
                                 ----------------------------
                                 Jan. 31,   Feb. 1,    Feb. 3,
                                  1998       1997       1996
                                 --------   -------    ------
                                       (in thousands)
Income before income taxes
  and extraordinary loss........ $29,463   $21,642    $ 4,281
                                  ======    ======     ======
Federal statutory rate                35%       35%        35%
                                  ======    ======     ======
Provision for income taxes
  at federal statutory rate..... $10,312   $ 7,575     $ 1,498
State and local income taxes,
  net of federal income
  tax benefit...................   3,800     2,273         980
Non-deductible amortization
  of goodwill...................   3,500     3,429       3,327
Unremitted  earnings  of
  foreign subsidiaries..........    (314)     (382)       (387)
Other...........................     168        80        (261)
                                  ------    ------      ------
Provision for income taxes...... $17,466   $12,975     $ 5,157
                                  ======    ======      ======

======================================================================
<PAGE 27>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




11. Income Taxes (Continued)
------------------------------

     The   tax  effects  of  significant  items  comprising   the
Company's net deferred tax assets as of January 31, 1998 and February 1, 1997 are as follows:

                                       January 31, February  1,
                                           1998        1997
                                       ----------  -----------
                                           (in thousands)
   Current:
    Inventory..........................  $ 2,854    $ 2,070
    Accrued expenses...................    4,269      7,492
    Real estate........................   (1,634)    (1,433)
    Other..............................      ---       (172)
                                          ------     ------
   Total current.......................  $ 5,489    $ 7,957
                                          ======     ======
   Noncurrent:
    Depreciation and amortization......  $(4,982)  $ (6,528)
    Rent expense.......................    4,364      3,328
    Other..............................      901     (1,672)
                                          ------     ------
   Total noncurrent....................  $   283    $(4,872)
                                          ======     ======

     Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 31, 1998 amounted to approximately $6,775,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,022,000.


12.  Retirement Plans
---------------------

     Savings Plan. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $519,000, $390,000, and $337,000, respectively.

     Pension Plan. Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan". Each participant accrued a benefit based on compensation and years of service with the Company. As of January 1, 1998, the Plan was amended and the formula to calculate benefits was changed. The new career average plan formula was used to determine the funding status of the plan for fiscal 1997. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

===================================================================
<PAGE 28>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12.  Retirement Plans
---------------------

     The following table sets forth the funded status of the Pension Plan at January 31, 1998, February 1, 1997 and February
3,  1996,  in  accordance with Statement of Financial  Accounting
Standards No. 87, "Employers' Accounting for Pensions":

                                         Jan. 31,    Feb. 1,    Feb. 3,
                                           1998       1997       1996
                                         -------     -------   -------

                                            (dollars in thousands)
Actuarial present value
  of benefits obligation:
Accumulated benefit obligation,
  including vested benefits of
  $2,830,000, $2,435,000 and
  $2,064,000, respectively..............  $3,820     $3,413     $2,893
                                           =====      =====      =====
Projected benefit obligation
  for service rendered to  date.........  $3,820     $3,413     $2,893
Plan assets at fair value...............   5,128      4,745      2,537
                                           -----      -----      -----
Plan assets in excess of
  projected benefit obligation
  (projected   benefit  obligation
  in  excess  of   plan   assets).......   1,308      1,332       (356)
Unrecognized net gain...................  (1,286)      (802)      (231)
                                          ------      -----      -----
Prepaid (accrued) pension cost..........  $   22     $  530     $ (587)
                                          ======      =====      =====

Net periodic pension cost for
  Fiscal 1997, Fiscal 1996 and
  Fiscal 1995 included the
  following components:
Service cost/benefits earned
  during the year....................... $   571     $  981     $  681
Interest cost on projected
  benefit  obligation...................     250        213        185
Actual return on plan assets............    (907)      (527)      (104)
Net amortization and deferral...........     462        300       (132)
                                          ------      -----      -----
Net periodic pension cost..............  $   376     $  967     $  630
                                          ======      =====      =====
Assumptions used to determine
  the projected benefit
  obligation and plan
  assets were:
  Discount rate........................     7.50%      8.00%      6.75%
  Rate  of increase in
    compensation level.................     4.00%      4.00%      4.00%
  Expected long-term rate of
    return  on  assets.................     9.00%      9.00%      9.00%



13.  Stockholder's Equity
--------------------------

     The following summarizes the changes in stockholder's equity during Fiscal 1997, Fiscal 1996 and Fiscal 1995:
                                                                       Total
                                             Additional                Stock-
                                     Common    Paid-in    Retained    holder's
                                     Stock     Capital    Earnings     Equity
                                     -----    --------    ----------  -------

                                                  (in thousands)

Balance at January 28, 1995........  $  1     $311,115    $14,996    $326,112
  Net loss.........................   ---          ---       (876)       (876)
  Parent company contributions.....   ---          452        ---         452
                                      ---      -------     ------     -------
Balance at February 3, 1996........     1      311,567     14,120     325,688
  Net income.......................   ---          ---      8,667       8,667
  Parent company contributions.....   ---      132,385        ---     132,385
                                      ---      -------     ------     -------
Balance at February 1, 1997........     1      443,952     22,787     466,740
  Net  income......................   ---          ---     11,824      11,824
  Parent company contributions.....   ---        1,934        ---       1,934
                                      ---      -------     ------     -------
Balance at January 31, 1998........  $  1     $445,886    $34,611    $480,498
                                      ===      =======     ======     =======

==============================================================================
<PAGE 29>

                         ANNTAYLOR, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




14.  Subsequent Event
---------------------

     Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to a cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change and the effect on future financial statements resulting from this change is not expected to be material. It is not possible to determine the effect of the change on income in any previously reported fiscal years.