Form 10-Q
period 1998-05-02
ANNTAYLOR INC
filed 1998-06-17
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
       SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended May 2, 1998


                               OR

       TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
-----
       SECURITIES EXCHANGE ACT OF 1934



                 Commission file number 1-11980



                         ANNTAYLOR, INC.
     _____________________________________________________
     (Exact name of registrant as specified in its charter)



          Delaware                                   51-0297083
------------------------------       --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)



142 West 57th Street, New York, NY                       10019
-----------------------------------                    ----------
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

                                         Outstanding as of
          Class                             May 29, 1998
  -----------------------------          -----------------
  Common Stock, $1.00 par value                  1


   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


=========================================================================



                       INDEX TO FORM 10-Q






                                                                  Page No.
                                                                  -------
  PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Condensed Consolidated Statements of Operations
                for the Quarters Ended May 2, 1998
                and May 3, 1997.....................................    3
               Condensed Consolidated Balance Sheets at
                May 2, 1998 and January 31, 1998....................    4
               Condensed Consolidated Statements of Cash Flows
                for the Quarters Ended May 2, 1998 and
                May 3, 1997.........................................    5
               Notes to Condensed Consolidated Financial Statements..   6

     Item 2.   Management's Discussion and Analysis of Results
                of Operations........................................   8

  PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................  10

     Item 6.   Exhibits and Reports on Form 8-K......................  10

==========================================================================
<PAGE 3>

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Quarters Ended May 2, 1998 and May 3, 1997
                           (unaudited)

                                                      Quarters Ended
                                               --------------------------
                                                May 2, 1998   May 3, 1997
                                                -----------   -----------

                                                      (in thousands)

Net sales.......................................  $198,170      $197,064
Cost of sales...................................    96,836        98,428
                                                   -------       -------

Gross profit....................................   101,334        98,636
Selling, general and administrative expenses....    81,129        76,637
Amortization of goodwill........................     2,760         2,760
                                                   -------       -------

Operating income................................    17,445        19,239
Interest expense................................     4,727         5,546
Other expense, net..............................       180           250
                                                   -------       -------
Income before income taxes......................    12,538        13,443
Income tax provision............................     6,119         6,968
                                                   -------       -------

  Net income....................................  $  6,419      $  6,475
                                                   =======       =======




   See accompanying notes to condensed consolidated financial statements.

==========================================================================
<PAGE 4>

                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                May 2, 1998 and January 31, 1998


                                              May 2, 1998   January 31, 1998
                                              -----------   ----------------
                                              (unaudited)
                                                    (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents.....................  $ 36,706         $ 31,369
   Accounts receivable, net......................    65,597           60,211
   Merchandise inventories.......................   110,188           97,234
   Prepaid expenses and other current assets.....    20,918           21,291
                                                    -------          -------
     Total current assets........................   233,409          210,105
Property and equipment, net......................   140,251          139,610
Goodwill, net....................................   327,979          330,739
Deferred financing costs, net....................       972            1,258
Other assets.....................................     1,920            1,949
                                                    -------          -------
     Total assets................................  $704,531         $683,661
                                                    =======          =======

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable..............................  $ 46,531         $ 38,185
   Accrued tenancy...............................     6,815            6,727
   Accrued expenses..............................    47,637           41,893
   Current portion of long-term debt.............     1,148            1,119
                                                    -------          -------
     Total current liabilities...................   102,131           87,924
Long-term debt...................................   104,856          105,157
Other liabilities................................    10,513           10,082
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding..............         1                1
   Additional paid-in capital....................   446,000          445,886
   Retained earnings.............................    41,030           34,611
                                                    -------          -------
     Total stockholder's equity..................   487,031          480,498
                                                    -------          -------
     Total liabilities and stockholder's equity..  $704,531         $683,661
                                                    =======          =======


   See accompanying notes to condensed consolidated financial statements.
==============================================================================
<PAGE 5>
                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Quarters Ended May 2, 1998 and May 3, 1997
                           (unaudited)
                                                           Quarters Ended
                                                       ------------------------
                                                       May 2, 1998  May 3, 1997
                                                       -----------  -----------

                                                             (in thousands)

Operating activities:
 Net income............................................. $  6,419    $  6,475
 Adjustments to reconcile net income to net cash........
  provided by operating activities:
   Provision for loss on accounts receivable............      331         409
   Depreciation and amortization........................    7,053       6,965
   Amortization of goodwill.............................    2,760       2,760
   Non-cash interest....................................      286         391
   Amortization of deferred compensation................      133         263
   Loss on disposal of property and equipment...........      201         ---
   (Increase) decrease in:
     Receivables........................................   (5,717)       (192)
     Merchandise inventories............................  (12,954)      2,675
     Prepaid expenses and other current assets..........      373         417
   Increase (decrease) in:
     Accounts payable...................................    8,346      (1,239)
     Accrued liabilities................................    5,832      10,573
     Other non-current assets and liabilities, net......      456         612
                                                          -------     -------
 Net cash provided by operating activities..............   13,519      30,109
Investing activities:
 Purchases of property and equipment....................   (7,891)     (6,500)
                                                           -------     -------
 Net cash used by investing activities..................   (7,891)     (6,500)
Financing activities:
 Payments on mortgage...................................     (272)        (70)
 Parent company contribution............................      (19)        426
                                                           -------     -------
 Net cash (used by) provided by financing activities....     (291)        356
                                                           -------     -------
Net increase in cash....................................    5,337      23,965
Cash and cash equivalents, beginning of period..........   31,369       7,025
                                                          -------     -------
Cash and cash equivalents, end of period................ $ 36,706    $ 30,990
                                                          =======     =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest............... $  2,389    $  2,932
                                                          =======     =======
 Cash paid during the period for income taxes........... $  2,920    $  1,073
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

   The results of operations for the 1998 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  31,  1998 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of AnnTaylor, Inc. ("the Company").

   Certain fiscal 1997 amounts have been reclassified to conform to the 1998 presentation.

   Detailed footnote information is not included for the quarters ended May 2, 1998 and May 3, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the AnnTaylor, Inc. 1997 Annual Report on Form 10-K.


2. Long-Term Debt
   --------------
   The following summarizes long-term debt outstanding at May  2, 1998:


                                      (in thousands)

      8-3/4% Notes....................    $100,000
      Mortgage........................       6,004
                                           -------
        Total debt....................     106,004
      Less current portion............       1,148
                                           -------
         Total long-term debt.........    $104,856
                                           =======


   On May 7, 1998, the Company signed a commitment for a new $150,000,000 senior secured revolving credit facility (the "New Facility"). This New Facility will replace the $122,000,000 credit facility scheduled to expire in July, and will also result in the termination of the $50,000,000 credit facility maintained by the Company's sourcing division and the non-renewal of the $40,000,000 accounts receivable financing facility.

=======================================================================
<PAGE 7>

                         ANNTAYLOR, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)



   The New Facility will have a term of two years, and will include an automatic one-year extension, contingent upon the satisfaction of certain conditions. The New Facility will be used by the Company for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

   Maximum availability under the New Facility will be governed by a monthly borrowing base amount as determined through the application of advance rates against certain eligible assets. Additionally, the New Facility contains financial and other covenants, including a cleandown provision.

   The amounts outstanding under the New Facility will bear interest at a rate equal to, at the Company's option, the Bank of America (1) Base Rate, or (2) Eurodollar Rate. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment.

   Under the terms of the New Facility, the lenders will obtain a perfected first priority lien and security interest in (i) the capital stock of the Company and certain subsidiaries; (ii) all tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures of the Company and its subsidiaries.

   The New Facility is subject to negotiation and execution of  a
credit   agreement  and  related  documentation.    The   Company
anticipates closing on the New Facility in June.


3. Change in Accounting Principle
   -------------------------------

   Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the quarter ended May 2, 1998. It is not possible to determine the effect of the change on income in any previously reported fiscal periods.


======================================================================
<PAGE 8>


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------

Results of Operations
---------------------
                                                   Quarters Ended
                                            --------------------------
                                            May 2, 1998    May 3, 1997
                                            -----------    -----------
   Number of Stores:
   Open at beginning of period...............    324            309
   Opened during period......................     16              2
   Expanded during period*...................      2            ---
   Closed during period......................      1            ---
   Open at end of period.....................    339            311
   Type of Stores Open at End of Period:
      Ann Taylor stores......................    291            261
      Ann Taylor Factory Stores..............     14             14
      Ann Taylor Loft stores.................     34             27
      Ann Taylor Studio stores...............    ---              9

-----------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Quarter Ended May 2, 1998 Compared to Quarter Ended May 3, 1997
---------------------------------------------------------------

   The Company's net sales in the first quarter of 1998 increased to $198,170,000 from $197,064,000 in the first quarter of 1997, an increase of $1,106,000 or 0.6%. This increase is attributable to the opening of new stores and the expansion of existing stores, offset by a decrease in comparable store sales of 5.5%. Management believes that the decrease in comparable store sales was principally attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-fall season clearance sale, held in February of the prior year, to January in 1998.

   Gross profit as a percentage of net sales increased to 51.1% in the first quarter of 1998 from 50.1% in the first quarter of 1997. This increase was primarily due to a change in the accounting method by which the Company accounts for inventory, from the retail method to the average cost method.

   Selling, general and administrative expenses represented 40.9% of net sales in the first quarter of 1998, compared to 38.9% of net sales in the first quarter of 1997. The increase in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from lower comparable store sales and increased investments in marketing.


====================================================================
<PAGE 9>


   As a result of the foregoing, the Company had operating income of $17,445,000, or 8.8% of net sales, in the first quarter of 1998, compared to operating income of 19,239,000, or 9.8% of net sales, in the first quarter of 1997. Amortization of goodwill was $2,760,000 in both the first quarter of 1998 and the first quarter of 1997. Operating income, without giving effect to goodwill amortization in either year, was $20,205,000, or 10.2% of net sales, in the first quarter of 1998 and $21,999,000, or 11.2% of net sales, in the first quarter of 1997.

   Interest expense was $4,727,000 in the first quarter of 1998 and $5,546,000 in the first quarter of 1997. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first quarter of 1998 compared to the first quarter of 1997.

   The income tax provision was $6,119,000, or 48.8% of income before income taxes, in the first quarter of 1998 compared to $6,968,000, or 51.8% of income before income taxes, in the first quarter of 1997. This decrease is attributable to a reduction in the Company's effective income tax rate from 43% to 40%, which was due to increased income earned outside the United States by the Company's non-U.S. sourcing subsidiaries. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

   As a result of the foregoing factors, the Company had net income of $6,419,000, or 3.2% of net sales, for the first quarter of 1998, compared to net income of $6,475,000, or 3.3% of net sales, for the first quarter of 1997.

=====================================================================
<PAGE 10>

                   PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

              As previously disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 1998, AnnTaylor Stores Corporation ("ATSC"), the Company, certain current and former officers and directors of ATSC and the Company, and Merrill Lynch & Co. and certain of its affiliates, are defendants in a purported class action lawsuit filed on April 26, 1996 by certain alleged stockholders of ATSC in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity. The Court's opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the opinion and an amended complaint was filed by the plaintiffs on April 9, 1998. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously. Defendants have served the plaintiffs with motions to dismiss the amended complaint and briefing on these motions is now underway. As the case is in preliminary stages, any liability that may arise from this action cannot be predicted at this time.



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         (a)  Exhibits:
                      10.15.3  Amendment to the AnnTaylor Stores
                               Corporation Amended and Restated 1992
                               Stock Option and Restricted Stock and Unit
                               Award Plan dated as of May 12, 1998.
                               Incorporated by reference to Exhibit 10.16.3 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 2, 1998 filed on June 16, 1998.

                      10.25 Commitment Letter dated as of May 7, 1998 among Ann Taylor, Inc., Bank of America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 2, 1998 filed on June 16, 1998.


============================================================================
<PAGE 11>


                      18 Preferability letter relating to the change in accounting principle. Incorporated by reference to Exhibit 18 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 2, 1998 filed on June 16, 1998.

                      27       Financial Data Schedule

         (b)  Reports on Form 8-K:
                         None.

=============================================================================
<PAGE 12>

                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AnnTaylor, Inc.



Date:    June 16, 1998             By: /s/  J. Patrick Spainhour
     ------------------                -------------------------
                                            J. Patrick Spainhour
                                            Chairman and Chief Executive
                                            Officer





Date:    June 16, 1998             By: /s/  Walter J. Parks
     -----------------                --------------------------
                                            Walter J. Parks
                                            Senior Vice President and
                                            Chief Financial Officer