Form 10-Q
period 1998-08-01
ANNTAYLOR INC
filed 1998-09-15
CIK 850090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
     SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended August 1, 1998

                               OR

     TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
----
     SECURITIES EXCHANGE ACT OF 1934



                 Commission file number 1-11980



                         ANNTAYLOR, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                                   51-0297083
-------------------------------      --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)


  142 West 57th Street, New York, NY                       10019
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)



                         (212) 541-3300
         -----------------------------------------------
      (Registrant's telephone number, including area code)


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  x    No      .
                         -----    -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Outstanding as of
          Class                           August 27, 1998
  -----------------------------         -------------------
  Common Stock, $1.00 par value                  1


   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


=====================================================================
 .





                       INDEX TO FORM 10-Q






                                                              Page No.
                                                              -------
  PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements
               Condensed Consolidated Statements of
                 Operations for the Quarters and
                 Six Months Ended August 1, 1998
                 and August 2, 1997..............................  3
               Condensed Consolidated Balance Sheets at
                 August 1, 1998 and January 31, 1998.............  4
               Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended August 1, 1998 and
                 August 2, 1997..................................  5
               Notes to Condensed Consolidated Financial
                 Statements......................................  6

     Item 2.   Management's Discussion and Analysis of Results
                of Operations....................................  9

  PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..................12

======================================================================
<PAGE 3>

                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended August 1, 1998 and August 2, 1997
                           (unaudited)

                                      Quarters Ended        Six Months Ended
                                  ---------------------   --------------------
                                  August 1,   August 2,   August 1,  August 2,
                                     1998        1997        1998       1997
                                  ---------   ---------   ---------  ---------

                                              (in thousands)

Net sales......................... $223,393   $184,999     $421,563  $382,063
Cost of sales.....................  118,459     99,645      215,295   198,073
                                    -------    -------      -------   -------

Gross profit......................  104,934     85,354      206,268   183,990
Selling, general and
  administrative expenses.........   84,289     73,733      165,418   150,370
Amortization of goodwill..........    2,760      2,760        5,520     5,520
                                    -------    -------      -------   -------

Operating income..................   17,885      8,861       35,330    28,100
Interest expense..................    4,247      5,027        8,974    10,573
Other expense, net................       57         25          237       275
                                    -------    -------      -------   -------

Income before income taxes
  and extraordinary loss..........   13,581      3,809       26,119    17,252
Income tax provision..............    6,537      2,824       12,656     9,792
                                    -------    -------      -------   -------
Income before extraordinary loss..    7,044        985       13,463     7,460
Extraordinary loss (net of income
  tax benefit of $130,000)........      ---       (173)         ---      (173)
                                    -------    -------      -------   -------
Net income........................ $  7,044   $    812     $ 13,463  $  7,287
                                    =======    =======      =======   =======




 See accompanying notes to condensed consolidated financial statements.

==============================================================================
<PAGE 4>



                         ANNTAYLOR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
               August 1, 1998 and January 31, 1998


                                        August 1, 1998   January 31, 1998
                                        --------------   ----------------
                                          (unaudited)
                                                  (in thousands)
                             ASSETS
Current assets
   Cash and cash equivalents...............  $ 44,206        $ 31,369
   Accounts receivable, net................    60,867          60,211
   Merchandise inventories                    113,454          97,234
   Prepaid expenses and other current
     assets................................    24,085          21,291
                                              -------         -------
     Total current assets..................   242,612         210,105
Property and equipment, net................   142,282         139,610
Goodwill, net..............................   325,219         330,739
Deferred financing costs, net..............     3,169           1,258
Other assets...............................     3,073           1,949
                                              -------         -------
     Total assets..........................  $716,355        $683,661
                                              =======         =======

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable........................  $ 55,974        $ 38,185
   Accrued expenses........................    49,422          48,620
   Current portion of long-term debt.......     1,169           1,119
                                              -------         -------
     Total current liabilities.............   106,565          87,924
Long-term debt.............................   104,558         105,157
Other liabilities..........................    11,024          10,082
Commitments and contingencies
Stockholder's equity
   Common stock, $1.00 par value;
     1,000 shares authorized;
      1 share issued and outstanding.......         1               1
   Additional paid-in capital..............   446,133         445,886
   Retained earnings.......................    48,074          34,611
                                              -------         -------
        Total stockholder's equity.........   494,208         480,498
                                              -------         -------
        Total liabilities and
          stockholder's equity.............  $716,355        $683,661
                                              =======         =======



See accompanying notes to condensed consolidated financial statements.

=======================================================================
<PAGE 5>
                         ANNTAYLOR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Months Ended August 1, 1998 and August 2, 1997
                           (unaudited)
                                                      Six Months Ended
                                               ------------------------------
                                               August 1, 1998  August 2, 1997
                                               --------------  --------------
                                                       (in thousands)
Operating activities:
 Net income........................................ $ 13,463      $  7,287
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Extraordinary loss..............................      ---           303
   Provision for loss on accounts receivable.......      748           909
   Depreciation and amortization...................   14,340        13,976
   Amortization of goodwill........................    5,520         5,520
   Non-cash interest...............................      618           775
   Amortization of deferred compensation...........      266           530
   Loss on disposal of property and equipment......      249           191
   (Increase) decrease in:
     Receivables...................................   (1,404)        4,484
     Merchandise inventories.......................  (16,220)       11,382
     Prepaid expenses and other current assets.....   (2,794)        1,311
   Increase (decrease) in:
     Accounts payable..............................   17,789         7,046
     Accrued expenses..............................      802         1,955
     Other non-current assets and liabilities, net.     (184)        1,037
                                                     -------       -------
 Net cash provided by operating activities.........   33,193        56,706
Investing activities:
 Purchases of property and equipment...............  (17,259)      (14,000)
                                                     -------       -------
 Net cash used by investing activities.............  (17,259)      (14,000)
Financing activities:
 Net repayments under term loan....................      ---       (24,500)
 Term loan prepayment penalty......................      ---          (184)
 Payments on mortgage..............................     (549)         (141)
 Parent company activity...........................      (19)          845
 Payment of deferred financing costs...............   (2,529)          ---
                                                     -------       -------
 Net cash used by financing activities.............   (3,097)      (23,980)
                                                     -------       -------
Net increase in cash...............................   12,837        18,726
Cash and cash equivalents, beginning of period.....   31,369         7,025
                                                     -------       -------
Cash and cash equivalents, end of period........... $ 44,206      $ 25,751
                                                     =======       =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for interest.......... $  9,161      $ 10,103
                                                     =======       =======
 Cash paid during the period for income taxes...... $ 17,019      $ 12,682
                                                     =======       =======


See accompanying notes to condensed consolidated financial statements.

===========================================================================
<PAGE 6>

                         ANNTAYLOR, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation
------------------------

   The condensed consolidated financial statements of AnnTaylor, Inc. (the "Company") are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   The results of operations for the 1998 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

   The  January  31,  1998 condensed consolidated  balance  sheet
amounts   have   been   derived  from  the   previously   audited
consolidated balance sheet of the Company.

   Certain fiscal 1997 amounts have been reclassified to conform to the 1998 presentation.

   Detailed footnote information is not included for the periods ended August 1, 1998 and August 2, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.


2. Long-Term Debt
-----------------

   The  following summarizes long-term debt outstanding at August
1, 1998:

                                            (in thousands)

      8-3/4% Notes..........................   $100,000
      Mortgage..............................      5,727
                                                -------
         Total debt.........................    105,727
      Less current portion..................      1,169
                                                -------
         Total long-term debt...............   $104,558
                                                =======


   On June 30, 1998, the Company entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. This facility replaced the Company's

==================================================================
<PAGE 7>


then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by the Company's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc of a $40,000,000 accounts receivable facility. The Credit
Facility will be used by the Company for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

   Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at August 1, 1998 was approximately $130,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at August 1, 1998 were approximately $68,000,000, and there were no loans outstanding. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year.

   Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

   The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit is $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000, subject to reduction based on 1998 available cash, as defined, and comparable store sales results.

   The lenders have been granted a pledge of the common stock of the Company and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for performance of the Company's obligations under the Credit Facility.


==================================================================
<PAGE 8>




   The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of
certain  conditions.   In  addition, the  commitments  under  the
Credit Facility terminate on February 16, 2000 unless the 8-3/4% Subordinated Notes due 2000 are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.


3.  Change in Accounting Principle
-----------------------------------

   Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the six months ended August 1, 1998. It is not possible to determine the effect of the change on income in any previously reported fiscal periods.


4.  Subsequent Event
--------------------

   On August 13, 1998, the Company declared a dividend to its sole stockholder, AnnTaylor Stores Corporation ("ATSC"), of a promissory note in the original principal amount of $100,625,000 (the "Dividend Note"). The Dividend Note was issued by the Company on August 28, 1998 and has interest and payment terms substantially similar to the terms of the 8-1/2% Convertible Subordinated Debentures Due 2016 (the "Convertible Debentures") that were issued in 1996 by ATSC to AnnTaylor Finance Trust. The Dividend Note was declared in order to (1) relieve the Company of
the   administrative  burden  associated  with   declaring   cash
dividends to ATSC quarterly, which has been necessary in order to provide ATSC with funds sufficient to meet its quarterly interest payment obligations on the Convertible Debentures, and (2) enhance financial reporting, by more closely associating the debt obligation with the entity that was the ultimate beneficiary of the cash received upon the creation of debt. ATSC has pledged the Dividend Note to the lenders as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

=================================================================
<PAGE 9>


Item 2.  Management's Discussion and Analysis of Results of Operations
-----------------------------------------------------------------------

Results of Operations
---------------------
                                           Six Months Ended
                                        ----------------------
                                        August 1,    August 2,
                                           1998        1997
                                        ---------    ---------
Number of Stores:
Open at beginning of period..............   324         309
Opened during period.....................    20           9
Expanded during period*..................     3           1
Closed during period.....................     2           8
Open at end of period....................   342         310
Type of Stores Open at End of Period:
   Ann Taylor stores.....................   293         268
   Ann Taylor Factory Stores.............    14          14
   Ann Taylor Loft stores................    35          27
   Ann Taylor Studio stores..............   ---           1

--------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



Six Months ended August 1, 1998 Compared to Six Months ended August 2, 1997
---------------------------------------------------------------------------

   The Company's net sales in the first six months of 1998 increased to $421,563,000 from $382,063,000 in the first six months of 1997, an increase of $39,500,000 or 10.3%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 2.2%. The increase in comparable store sales for the six-month period was a result of the increase in comparable store sales in the second quarter of 1998 principally attributable to positive customer reaction to the Company's second quarter merchandise offerings and assortment, and a successful summer sale event, offset in part by a decrease in comparable store sales in the first quarter of 1998. As described in the Company's Quarterly Report on Form 10-Q for the first quarter, management believes that the decrease in first quarter comparable store sales was attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-Fall season clearance sale, held in February of the prior year, to January in 1998 (which is part of fourth quarter 1997).


   Gross  profit as a percentage of net sales increased to  48.9%
in the first six months of 1998 from 48.2% in the first six months of 1997.


   Selling, general and administrative expenses represented 39.2% of net sales, in the first six months of 1998, compared to 39.4% of net sales, in the first six months of 1997. The decrease in selling, general and administrative expenses as a percentage of

=================================================================
<PAGE 10>


net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales, partially offset by an increase in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

   As a result of the foregoing, the Company had operating income of $35,330,000, or 8.4% of net sales, in the first six months of 1998, compared to operating income of $28,100,000, or 7.4% of net sales, in the first six months of 1997. Amortization of goodwill was $5,520,000 in each of the first six months of 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $40,850,000, or 9.7% of net sales, in the 1998 period and $33,620,000, or 8.8% of net sales, in the 1997 period.

   Interest expense was $8,974,000 in the first six months of 1998 and $10,573,000 in the first six months of 1997. The decrease in interest expense is attributable to reduced outstanding indebtedness in the first six months of 1998 compared to the first six months of 1997.

   The income tax provision was $12,656,000, or 48.5% of income before income taxes, in the 1998 period, compared to $9,792,000, or 56.8% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

   On July 2, 1997 the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

   As a result of the foregoing factors, the Company had net income of $13,463,000, or 3.2% of net sales, for the first six months of 1998, compared to net income of $7,287,000 or 1.9% of net sales, for the first six months of 1997.


Year 2000 Status
----------------

   The Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates

====================================================================
<PAGE 11>




later than December 31, 1999), and is developing an implementation plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, will also be tested for Year 2000 compliance. The Company expects to complete remediation of its material systems by the end of the second quarter of 1999. The Company believes that, with the modifications of existing software and conversions to new software that the Company plans to implement in 1998 and 1999, the Year 2000 issue will not pose significant operating problems for the Company's computer systems. The Company also intends to develop a contingency plan to permit its primary operations to continue if such modifications and conversions of its systems are not completed on a timely basis.

   The Company is communicating with key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material
adverse   effect  on  the  Company's  business  and  results   of
operations. Assessment of third party Year 2000 readiness is expected to be substantially completed in early 1999. The Company will develop eontingency plans based on the results of this assessment. The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of services by banks, utilities or common carriers, or at ports.

   The total cost to the Company of addressing the Year 2000 issue with respect to its own computer systems has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs and the timing for management's completion of Year 2000 issue modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual costs and ultimate timing could differ materially from those presently contemplated.

   The Securities and Exchange Commission recently issued a statement regarding disclosure of Year 2000 issues and consequences by public companies (Release No. 33-7558). The Company is reviewing its Year 2000 disclosures in the context of this guidance and will update its disclosures, if necessary, to conform to such guidance, commencing with the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended October 31, 1998.

==================================================================
<PAGE 12>


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

           10.1.3     Third Amendment to the Amended and Restated
                        Credit Agreement dated as of June 19, 1998,
                        between   the  Company,  Bank  of   America
                        National   Trust  and  Savings  Association
                        ("Bank   of   America")  and  Fleet   Bank,
                        National   Association.   Incorporated   by
                        reference   to   Exhibit  10.2.3   to   the
                        Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 1, 1998 filed on September 14, 1998.

           10.26      Credit Agreement, dated as of June 30, 1998
                        among   the   Company,  Bank  of   America,
                        Citicorp  USA ("Citicorp") and First  Union
                        National  Bank, as Co-Agents, the financial
                        institutions  from  time  to   time   party
                        thereto, BancAmerica Robertson Stephens, as
                        Arranger,   and   Bank   of   America,   as
                        Administrative   Agent.   Incorporated   by
                        reference to Exhibit 10.28 to the Quarterly
                        Report on Form 10-Q of ATSC for the Quarter ended August 1, 1998 filed on September 14, 1998.

           10.26.1    Trademark Security Agreement, dated  as  of
                        June 30, 1998, made by the Company in favor
                        of   Bank  of  America,  as  Administrative
                        Agent.    Incorporated  by   reference   to
                        Exhibit 10.28.1 to the Quarterly Report  on
                        Form  10-Q  of  ATSC for the Quarter  ended
                        August 1, 1998 filed on September 14, 1998.

           10.26.2    Guaranty,  dated as of June 30, 1998,  made
                        by  ATSC  in  favor of Bank of America,  as
                        Administrative   Agent.   Incorporated   by
                        reference   to  Exhibit  10.28.2   to   the
                        Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 1, 1998 filed on September 14, 1998.

           10.26.3    Security and Pledge Agreement, dated as  of
                        June  30,  1998, made by ATSC in  favor  of
                        Bank  of America, as Administrative  Agent.
                        Incorporated   by  reference   to   Exhibit
                        10.28.3 to the Quarterly Report on Form 10-
                        Q  of ATSC for the Quarter ended August  1,
                        1998 filed on September 14, 1998.

=====================================================================
<PAGE 13>

           10.26.4    Security and Pledge Agreement, dated as  of
                        June 30, 1998, made by the Company in favor
                        of   Bank  of  America,  as  Administrative
                        Agent.    Incorporated  by   reference   to
                        Exhibit 10.28.4 to the Quarterly Report  on
                        Form  10-Q  of  ATSC for the Quarter  ended
                        August 1, 1998 filed on September 14, 1998.

           10.26.5    Subsidiary Guaranty, dated as of  June  30,
                        1998,   made   by  AnnTaylor   Distribution
                        Services, Inc. in favor of Bank of America,
                        as  Administrative Agent.  Incorporated  by
                        reference   to  Exhibit  10.28.5   to   the
                        Quarterly Report on Form 10-Q of ATSC for the Quarter ended August 1, 1998 filed on September 14, 1998.

           27         Financial Data Schedule


      (b)  Reports on Form 8-K:

                  None.

===================================================================
<PAGE 14>


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AnnTaylor, Inc.



Date:    September 14, 1998        By: /s/  J. Patrick Spainhour
      -----------------------          --------------------------
                                            J. Patrick Spainhour
                                             Chairman and Chief
                                             Executive Officer





Date:    September 14, 1998        By: /s/  Walter J. Parks
      ------------------------        ---------------------------
                                            Walter J. Parks
                                       Senior Vice President -
                                         Chief Financial Officer
                                         and Treasurer