Form 10-Q
period 1998-10-31
ANNTAYLOR INC
filed 1998-12-14
CIK 850090

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1998

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-11980

                               ANNTAYLOR, INC.
                               ---------------
            (Exact name of registrant as specified in its charter)


        Delaware                                       51-0297083
        --------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  142 West 57th Street, New York, NY                        10019
  ----------------------------------                        -----
(Address of principal executive offices)                  (Zip Code)


                                (212) 541-3300
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding as of
             Class                                  November 27,1998
             -----                                  ----------------
  Common Stock, $1.00 par value                             1


      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


==============================================================================

                              INDEX TO FORM 10-Q



                                                                    Page No.
                                                                    --------

   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Condensed Consolidated Statements of Operations
                  for the Quarters and Nine Months Ended
                  October 31, 1998 and November 1, 1997..............  3
               Condensed Consolidated Balance Sheets at
                  October 31, 1998 and January 31, 1998..............  4
               Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended October 31, 1998 and
                  November 1, 1997...................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Results
                   of Operations.....................................  9


   PART II. OTHER INFORMATION

      Item 1      Legal Proceedings.................................. 14

      Item 6.  Exhibits and Reports on Form 8-K...................... 14



=============================================================================

                        PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------


                               ANNTAYLOR, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Quarters and Nine Months Ended October 31, 1998 and November 1, 1997
                                 (unaudited)


                                         Quarters Ended     Nine Months Ended
                                         ---------------  ----------------------

                                       Oct. 31,   Nov. 1,   Oct. 31,    Nov. 1,
                                         1998      1997       1998       1997
                                         ----      ----       ----       ----

                                                       (in thousands)

Net sales............................  $227,535  $187,200   $649,098$ 569,263
Cost of sales........................   103,117    94,468    318,412  292,541
                                        -------    ------    -------  -------

Gross profit.........................   124,418    92,732    330,686  276,722
Selling, general and administrative
  expenses                               91,571    78,669    256,989  229,039
Amortization of goodwill.............     2,760     2,760      8,280    8,280
                                        -------    ------    -------  -------
Operating income.....................    30,087    11,303     65,417   39,403
Interest expense.....................     4,718     4,958     13,692   15,531
Other expense, net...................        73       342        310      617
                                        -------    ------    -------  -------
Income before income taxes and
  extraordinary loss                     25,296     6,003     51,415   23,255
Income tax provision.................    11,222     3,818     23,878   13,610
                                        -------    ------    -------  -------
Income before extraordinary loss.....    14,074     2,185     27,537    9,645
Extraordinary loss (net of income
    tax benefit of $130,000).........       ---       ---        ---     (173)
                                        -------    ------    -------  -------

Net income...........................  $ 14,074  $   2,185  $ 27,537 $  9,472
                                       ========  =========  ======== ========




    See accompanying notes to condensed consolidated financial statements.

==============================================================================

                               ANNTAYLOR, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    October 31, 1998 and January 31, 1998


                                                      October 31, January 31,
                                                          1998        1998
                                                          ----        ----
                                                       (unaudited)

                                                           (in thousands)
                                    ASSETS
Current assets
    Cash and cash equivalents........................  $ 26,224    $ 31,369
    Accounts receivable, net.........................    69,767      60,211
    Merchandise inventories..........................   148,526      97,234
    Prepaid expenses and other current assets........    25,239      21,291
                                                        -------     -------
      Total current assets...........................   269,756     210,105

Property and equipment, net..........................   147,979     139,610
Goodwill, net .......................................   322,458     330,739
Deferred financing costs, net .......................     2,957       1,258
Other assets.........................................     2,742       1,949
                                                        -------     -------
      Total assets...................................  $745,892    $683,661
                                                       ========    ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
    Accounts payable.................................  $ 57,892    $ 38,185
    Accrued expenses.................................    61,753      48,620
    Current portion of long-term debt................     1,191       1,119
                                                        -------     -------
      Total current liabilities......................   120,836      87,924
Long-term debt.......................................   204,878     105,157
Other liabilities....................................    11,808      10,082
Commitments and contingencies
Stockholder's equity
    Common stock, $1.00 par value; 1,000 shares authorized;
     1 share issued and outstanding..................         1           1
    Additional paid-in capital.......................   346,221     445,886
    Retained earnings................................    62,148      34,611
                                                        -------     -------
      Total stockholder's equity                        408,370     480,498
                                                        -------     -------
      Total liabilities and stockholder's equity.....  $745,892    $683,661
                                                       ========    ========



       See accompanying notes to condensed consolidated financial statements.

=============================================================================

                            ANNTAYLOR, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended October 31, 1998 and November 1, 1997
                              (unaudited)

                                                           Nine Months Ended
                                                      -------------------------
                                                      October 31,    November 1,
                                                          1998           1997
                                                          ----           ----

                                                            (in thousands)
Operating activities:
  Net income............................................ $ 27,537      $ 9,472
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss.................................      ---          303
     Provision for loss on accounts receivable..........    1,086        1,366
     Depreciation and amortization......................   21,798       21,022
     Amortization of goodwill...........................    8,280        8,280
     Non-cash interest..................................      955        1,097
     Amortization of deferred compensation..............      301          797
     Deferred income taxes..............................     (218)         ---
     Loss on disposal of property and equipment.........      336          246
       (Increase) decrease in:
         Receivables....................................  (10,642)      (4,423)
         Merchandise inventories........................  (51,292)     (14,140)
         Prepaid expenses and other current assets......   (2,947)       1,320
       Increase in:
         Accounts payable...............................   19,707        9,580
         Accrued expenses...............................   13,133        7,315
         Other non-current assets and liabilities, net..      149        2,171
                                                           ------       ------
  Net cash provided by operating activities.............   28,183       44,406
                                                           ------       ------
Investing activities:
  Purchases of property and equipment...................  (30,502)     (20,220)
                                                           ------       ------
  Net cash used by investing activities.................  (30,502)     (20,220)
                                                           ------       ------
Financing activities:
  Net repayments under term loan........................      ---      (24,500)
  Term loan prepayment penalty..........................      ---         (184)
  Payments on mortgage..................................     (832)        (213)
  Parent company contribution...........................      659          871
  Payment of deferred financing costs...................   (2,653)         (69)
                                                           ------       ------
  Net cash used by financing activities.................   (2,826)     (24,095)
                                                           ------       ------
Net increase (decrease) in cash.........................   (5,145)          91
Cash, beginning of period...............................   31,369        7,025
                                                           ------       ------
Cash, end of period..................................... $ 26,224      $ 7,116
                                                           ======       ======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.............. $ 11,675      $12,491
                                                           ======       ======
  Cash paid during the period for income taxes.......... $ 23,080      $12,973
                                                           ======       ======

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

    Detailed footnote information is not included for the periods ended October 31, 1998 and November 1, 1997. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.



2.  Long-Term Debt
    --------------

    The following summarizes long-term debt outstanding at October 31, 1998:

                                                     (in thousands)

        8-3/4% Notes..................................$ 100,000
        Mortgage......................................    5,444
        Note payable to ATSC..........................  100,625
                                                        -------
        Total debt ...................................  206,069
        Less current portion..........................    1,191
                                                        -------
           Total long-term debt.......................$ 204,878
                                                        =======


==============================================================================

    On June 30, 1998, the Company entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and a syndicate of lenders. The Credit Facility is used by the Company for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes. The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions.

    On August 13, 1998, the Company declared a dividend to its sole stockholder, AnnTaylor Stores Corporation ("ATSC"), of a promissory note in the original principal amount of $100,625,000 (the "Note Payable to ATSC"). The Note Payable to ATSC was issued by the Company on August 28, 1998 and has interest and payment terms substantially similar to the terms of the 8-1/2% Convertible Subordinated Debentures Due 2016 (the "Convertible Debentures") that were issued in 1996 by ATSC to AnnTaylor Finance Trust. The Note Payable to ATSC was declared in order to (1) relieve the Company of the administrative burden associated with declaring cash dividends to ATSC quarterly, which has been necessary in order to provide ATSC with funds
sufficient  to  meet  its  quarterly  interest  payment   obligations  on  the
Convertible Debentures, and (2) enhance financial reporting, by more closely associating the debt obligation with the entity that was the ultimate beneficiary of the cash received upon the creation of debt. ATSC has pledged the Note Payable to ATSC to the lenders as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.


3.  Change in Accounting Principle
    ------------------------------

    Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change as of February 1, 1998 was immaterial, and therefore no disclosure is noted on the condensed consolidated statement of operations for the nine months ended October 31, 1998. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998.


4.  Recently Issued Statements of Financial Accounting Standards
    ------------------------------------------------------------

    In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure About Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the

==============================================================================
changes in the benefit obligations and fair value of plan assets. This statement is effective for periods beginning after December 15, 1997. The Company will adopt this statement for its Consolidated Financial Statements for fiscal year 1998 contained in the Company's 1998 Annual Report on Form 10-K.

5.  Legal Proceedings
    -----------------

    On November 9, 1998, the U.S. District Court for the Southern District of New York issued an Opinion dismissing, with prejudice, the amended complaint, filed in April 1998, in the purported class action lawsuit against the
Company's sole shareholder, AnnTaylor Stores Corporation ("ATSC"), the Company, certain present and former directors and officers of ATSC and the Company, Merrill Lynch & Co. ("Merrill") and certain affiliates of Merrill (Novak v. Kasaks, et al. No. 96 CIV 3073 (S.D.N.Y. 1996)), relating to the period commencing February 3, 1994 through May 4, 1995. The amended complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court found that the amended complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The plaintiffs may appeal the Court's ruling within thirty days of the date of entry of the Court's order.

=============================================================================

Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------


Results of Operations
---------------------


                                         Nine Months Ended
                                         -----------------

                                      October 31,  November 1,
                                         1998         1997
                                         ----         ----
    Number of Stores:
       Open at beginning of period..       324         309
       Opened during period.........        37          24
       Expanded during period*......         6           8
       Closed during period.........         2           9
       Open at end of period........       359         324
    Type of Stores Open at End of Period:
       Ann Taylor stores............       303         283
       Ann Taylor Factory Stores....        14          14
       Ann Taylor Loft stores.......        42          27

-----------------

* Expanded stores are excluded from comparable store sales for the first year following expansion.



Nine Months ended October 31, 1998  Compared to Nine Months ended  November 1,
----------------------------------  -----------------------------  -----------
1997
----

    The Company's net sales in the first nine months of 1998 increased to $649,098,000 from $569,263,000 in the first nine months of 1997, an increase of $79,835,000 or 14.0%. This increase is attributable to the opening of new stores and the expansion of existing stores, and an increase in comparable store sales of 5.7%. The increase in comparable store sales for the nine-month period was a result of increases in comparable store sales in the second and third quarters of 1998, as a result of improved customer acceptance of the Company's product offerings and merchandise assortment, offset in part by a decrease in comparable store sales in the first quarter of 1998. As described in the Company's Quarterly Report on Form 10-Q for the first quarter of 1998, management believes that the decrease in first quarter comparable store sales was attributable to lower customer acceptance of certain of the Company's first quarter merchandise offerings, as well as to an acceleration of the Company's end-of-fall season clearance sale, held in February of the prior year, to January in 1998 (which was part of fourth quarter 1997).

    Gross profit as a percentage of net sales increased to 50.9% in the first nine months of 1998 from 48.6% in the first nine months of 1997.

    Selling, general and administrative expenses represented 39.6% of net sales, in the first nine months of 1998, compared to 40.2% of net sales in


=============================================================================
the first nine months of 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. This leverage was partially offset by an increase in the provision for management performance bonus expense, and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income of $65,417,000, or 10.1% of net sales, in the first nine months of 1998, compared to operating income of $39,403,000, or 6.9% of net sales, in the first nine months of 1997. Amortization of goodwill was $8,280,000 in each of the first nine months of 1998 and 1997. Operating income, without giving effect to goodwill amortization in either year, was $73,697,000, or 11.4% of net sales, in the 1998 period and $47,683,000, or 8.4% of net sales, in the 1997 period.

    Interest expense was $13,692,000 in the first nine months of 1998 and $15,531,000 in the first nine months of 1997. The decrease in interest expense was attributable to reduced outstanding indebtedness in the first nine months of 1998 compared to the first nine months of 1997.

    The income tax provision was $23,878,000, or 46.4% of income before income taxes, in the 1998 period, compared to $13,610,000, or 58.5% of income before income taxes and extraordinary loss, in the 1997 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% before income taxes and extraordinary loss in the 1997 period. This decrease in the effective income tax rate resulted primarily from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

    On July 2, 1997 the Company used available cash to prepay the outstanding balance of a $24,500,000 term loan due September 1998. This loan repayment resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.

    As a result of the foregoing factors, the Company had net income of $27,537,000, or 4.2% of net sales, for the first nine months of 1998, compared to net income of $9,472,000 or 1.7% of net sales, for the first nine months of 1997.

==============================================================================

Year 2000 Status
----------------


    The Company has been conducting a comprehensive review of its computer systems to identify those that could be adversely affected by the "Year 2000 issue" (which refers to the inability of many computer systems to process accurately dates later than December 31, 1999), and has been executing a plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, are also covered by the Company's Year 2000 compliance project.

    The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.

    The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. Analysis of all material software and hardware has been completed, except with respect to systems unique to the Company's sourcing offices located outside of the United States, discussed below. Of those software systems requiring remediation or replacement, approximately 75% of all material systems have already been remediated or replaced by Year 2000 compliant software. The Company anticipates that 90% of all material systems will have been remediated or replaced by the end of fiscal 1998, and that all remaining material systems will be remediated or replaced by the end of the second quarter of fiscal 1999. In addition, all computer hardware in the Company's home offices and distribution center that was not Year 2000 compliant has been remediated or replaced; non-compliant hardware in the Company's retail stores is scheduled to be remediated or replaced by the end of fiscal 1998; and hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be evaluated and remediated or replaced by the end of the second quarter of fiscal 1999.

============================================================================

     The Company has engaged a consultant to assist in the evaluation of the The Company has engaged a consultant to assist in the evaluation of the equipment used in the Company's distribution center (other than computer software and hardware, which were included in the analysis and remediation efforts described in the preceding paragraph). The equipment evaluation is expected to be completed by the end of fiscal 1998, and remediation or replacement of distribution center equipment found not to be Year 2000 compliant is scheduled to be completed by the end of the second quarter of fiscal 1999.

    Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.1 million, of which approximately $1.1 million has been or will be expensed as incurred, and $1 million has been or will be capitalized. Of these amounts, approximately $800,000 was expensed through the third quarter of 1998 and it is expected that most of the capitalized costs will be incurred by the end of fiscal 1998. Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company
intends  to  develop  a  contingency   plan  to  permit  its  primary
operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures associated with such contingencies. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.

    The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit


=============================================================================
uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of the first quarter of fiscal 1999. The Company will not be able to determine its most reasonably likely worst case scenarios until assessment of third parties' Year 2000 compliance is completed.

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by the end of the second quarter of 1999.

    The Company may not be able to compensate adequately for business interruption caused by certain third parties. Potential risks include suspension or significant curtailment of service or significant delays by banks, utilities or common carriers, or at U.S. ports of entry. The Company's business also could be materially adversely affected by the failure of governmental agencies to address Year 2000 issues affecting the Company's operations. For example, a significant amount of the Company's merchandise is manufactured outside the United States, and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the United States of, such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delays in its inventory flow.

    The costs and timing for management's completion of Year 2000 compliance modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.


==============================================================================

Item 1.  Legal Proceedings
         -----------------

           On November 9, 1998, the U.S. District Court for the Southern District of New York issued an Opinion dismissing, with prejudice, the amended complaint, filed in April 1998, in the purported class action lawsuit against, the Company, ATSC, certain present and former directors and officers of Company, ATSC, Merrill Lynch & Co. ("Merrill") and certain affiliates of Merrill (Novak v Kasaks, et al. No. 96 CIV 3073 (S.D.N.Y. 1996)), relating to the period commencing February 3, 1994 through May 4, 1995. The amended complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court found that the amended complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The plaintiffs may appeal the Court's ruling within thirty days of the date of entry of the Court's order.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    (a) Exhibits:


        27      Financial Data Schedule

    (b)  Reports on Form 8-K:

        The Company filed a report dated November 9, 1998 with the Commission on Form 8-K on November 12, 1998 with respect to the dismissal of the amended complaint filed in Novaks v. Kasaks, et al. as discussed in Footnote 5 to the Consolidated Financial Statements.

==============================================================================

                              SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AnnTaylor, Inc.



Date:  December 14, 1998                  By: /s/  J. Patrick Spainhour
       -----------------                           --------------------
                                                   J. Patrick Spainhour
                                                Chairman and Chief Executive
                                                Officer





Date:  December 14, 1998                  By: /s/  Walter J. Parks
       -----------------                           --------------------
                                                   Walter J. Parks
                                               Senior Vice President -
                                               Chief Financial Officer
                                               and Treasurer