Form 10-K
period 1999-01-30
ANNTAYLOR INC
filed 1999-03-29
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K
                             ---------
(Mark One)

|X| ANNUAL   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934.

            For the fiscal year ended January 30, 1999
                                OR
|_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
    SECURITIES EXCHANGE ACT OF 1934.

                    Commission File No. 1-11980

                          ANNTAYLOR, INC.
                          ---------------
      (Exact name of registrant as specified in its charter)


       DELAWARE                                51-0297083
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

     142 West 57th Street, New York, NY                10019
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

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____.

      As of February 26, 1999, 1 share of Common Stock was outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.


      The registrant  meets the  conditions  set forth in General Instruction I
(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.



==============================================================================

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

      As of January 30, 1999, the Company operated 365 stores in 41 states and the District of Columbia, under the names Ann Taylor, Ann Taylor Factory Store and Ann Taylor Loft. Of the 306 stores operated under the Ann Taylor name, approximately three-quarters are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. These stores represent the Company's core merchandise line. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of January 30, 1999, the Company operated 46 Ann Taylor Loft stores. Ann Taylor Loft is a separate moderate-price store for women who appreciate the Ann Taylor style but are more cost conscious. Merchandise is designed uniquely for these stores and is sold under the Ann Taylor Loft label. The first 30 of the Company's Ann Taylor Loft stores were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company opened its first 16 Ann Taylor Loft stores outside the factory outlet center environment, primarily in regional malls and strip shopping centers focused on the moderate-priced consumer. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the moderately-priced women's apparel market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".

      The Company also operates 13 Ann Taylor Factory stores in factory outlet centers that serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. Many of these stores also offer a limited selection of original priced Ann Taylor Loft merchandise.

      The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction in 1989.


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

      Sections of this Annual Report contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the
Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures".

==============================================================================

ITEM 2. PROPERTIES

      As of January 30, 1999, the Company operated 365 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

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



ITEM 3. LEGAL PROCEEDINGS

      On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York, against ATSC, the Company, certain directors and former officers of ATSC and the Company, ML&Co. and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995 due to alleged false and misleading statements about the Company and ATSC. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the Court granted the defendants' motions to dismiss the complaint. The Court found that the complaint failed to state a claim upon which relief may be granted, and failed to plead fraud with particularity and an inability to do so. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and the plaintiffs filed an amended complaint on April 9, 1998. On November 9, 1998, the Court issued an Opinion dismissing, with prejudice, the amended complaint. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the U.S District Court of Appeals, Second Circuit, seeking review of the Appellate Court's decision. This appeal is presently pending, and any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to defend the action vigorously.

      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


===============================================================================

                                     PART II





ITEM 5. MARKET  FOR   REGISTRANT'S   COMMON   EQUITY  AND   RELATED
        STOCKHOLDER MATTERS

      There is no public market for the common stock of the Company. All of the outstanding stock of the Company, consisting of one share of common stock, is owned by ATSC.

      The  payment  of  dividends  by Ann  Taylor to ATSC is  subject to certain restrictions under the Company's bank credit agreement and the indenture relating to the Company's 8 3/4% Subordinated Notes due 2000. From time to time, the Company pays dividends to ATSC in amounts sufficient to fund ATSC's operating expenses. Further, in connection with the 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by ATSC's financing vehicle, AnnTaylor Finance Trust (the "Trust"), the Company has made dividend payments to ATSC in amounts sufficient to allow ATSC to pay interest on certain debentures issued by ATSC to the Trust. In August 1998, the Company declared a dividend of a promissory note to ATSC, in the original principal amount of $100,625,000 (the "Note Payable to ATSC"). The Note Payable to ATSC has interest and payment terms substantially similar to the terms of the debentures issued by ATSC to the Trust. See Note 2 to the Consolidated Financial Statements of the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES

      The following table sets forth certain sales and store data for the periods indicated:

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        Fiscal 1998   Fiscal 1997  Fiscal 1996
                                         (52 weeks)    (52 weeks)   (52 weeks)
                                         ----------   -----------  -----------
Net sales ($000).......................   $911,939     $  781,028   $  798,117
      Total net sales increase
        (decrease) percentage
        (52 week basis)................       16.8%          (2.1)%       10.6%
      Comparable store sales
        increase (decrease)
        percentage (52 week basis).....        7.9%          (5.5)%        1.8%
      Net sales per average
        square foot....................   $    474     $      445   $      476
      Total store square footage
        at end of period ..............  2,038,000      1,808,000    1,705,000
      Number of
        New stores.....................         45             27           11
        Expanded stores................          8              9            7
        Closed stores..................          4             12            8
      Total stores open at end
        of period......................        365            324          309

      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


===============================================================================

RESULTS OF OPERATIONS

      The following table sets forth operating statement data expressed as a percentage of net sales for the periods indicated:

                                                       Fiscal Year
                                               ---------------------------
                                               1998       1997        1996
                                               ----       ----        ----
    Net sales..............................   100.0%     100.0%      100.0%
    Cost of sales..........................    50.0       52.7        55.6
                                               ----       ----        ----
        Gross profit.......................    50.0       47.3        44.4
    Selling, general and
       administrative expenses.............    38.4       39.5        36.5
    Studio shoe stores closing expense.....     ---        ---         0.4
    Employment contract separation
       expense.............................     ---        ---         0.4
    Retirement of assets...................     0.4        ---         ---
    Amortization of goodwill...............     1.2        1.4         1.3
                                                ---        ---         ---
        Operating income...................    10.0        6.4         5.8
    Interest expense.......................     2.0        2.6         3.1
    Other expense, net.....................     ---        ---         ---
                                               ----       ----        ----
    Income before income taxes
       and extraordinary loss                   8.0        3.8         2.7
    Income tax provision...........             3.7        2.3         1.6
                                               ----       ----        ----
    Income before extraordinary loss            4.3        1.5         1.1
    Extraordinary loss.............             ---        ---         ---
                                               ----       ----        ----
    Net income.....................             4.3%       1.5%        1.1%
                                               ====       ====        ====



FISCAL 1998 COMPARED TO FISCAL 1997

      The Company's net sales increased to $911,939,000 in Fiscal 1998 over $781,028,000 in Fiscal 1997, an increase of $130,911,000, or 16.8%. Comparable store sales for Fiscal 1998 increased 7.9%, compared to a decrease of 5.5% in Fiscal 1997. Management believes that the sales increase was primarily attributable to the opening of new stores, the expansion of existing stores, and a net increase in comparable store sales in 1998, as a result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.0% in 1998 from 47.3% in 1997. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected in Fiscal 1998 to change the method by which the Company accounts for inventory, from the retail method to the average cost method. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000. Under the retail method, gross margin as a percentage of net sales would have been approximately 49.8%. The increase in gross margin reflects continued merchandise margin improvements resulting from the maturation of the Company's sourcing organization, since the acquisition of the Company's sourcing joint venture two years ago, as well as a reduction in markdowns as a percentage of sales. See discussion of Sourcing Acquisition in Note 10 to the Company's Consolidated Financial Statements.

      Selling, general and administrative expenses were $349,955,000, or 38.4% of net sales, in 1998, compared to $308,232,000, or 39.5% of net sales, in 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales. The benefits of this leverage were partially offset by an increase in the provision for management performance bonus expense, and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.


===============================================================================

      Operating income increased to $91,587,000, or 10.0% of net sales, in 1998 from $50,000,000, or 6.4% of net sales, in 1997. Operating income in 1998 was reduced by $3,633,000, or 0.4% of net sales, for the retirement of certain assets in connection with the renovation of the Company's corporate offices. Amortization of goodwill was $11,040,000, or 1.2% of net sales, in 1998 compared to $11,040,000, or 1.4% of net sales, in 1997. Operating income without giving effect to such amortization was $102,627,000, or 11.2% of net sales, in 1998 and $61,040,000, or 7.8% of net sales, in 1997.

      Interest expense was $18,117,000 in 1998 compared to $19,989,000 in 1997. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan referred to below, and to greater interest income earned on cash on hand. The weighted average interest rate on the Company's outstanding indebtedness at January 30, 1999 was 8.60% compared to 8.59% at January 31, 1998.

      The income tax provision was $33,579,000, or 46.1% of income before income taxes, in the 1998 period, compared to $17,466,000, or 59.3% of income before income taxes and extraordinary loss, in 1997. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense. Without giving effect to such non-deductible goodwill amortization, the Company's effective income tax rate was 40% of income before income taxes in the 1998 period, compared to 43% before income taxes and extraordinary loss in the 1997 period. The decrease in the effective income tax rate resulted primarily from the implementation of additional state tax planning and from an increase in the amount of income earned outside the United States by the Company's non-U.S. sourcing subsidiaries.

      As a result of the foregoing factors, the Company had net income of $39,324,000, or 4.3% of net sales, for 1998, compared to net income of $11,824,000, or 1.5% of net sales, for 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

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

      Operating income increased to $50,000,000, or 6.4% of net sales, in 1997 from $46,461,000, or 5.8% of net sales, in 1996. Operating income in 1996 was reduced by $3,500,000, or 0.4% of net sales, representing the estimated costs of the Company's obligations under a former executive's employment contract following her resignation in August 1996, and by a one-time charge of $3,600,000, or 0.4% of net sales, relating to the planned closing of all nine Ann Taylor Studio shoe stores announced in January 1997. Amortization of goodwill was $11,040,000, or 1.4% of net sales, in 1997 compared to $10,086,000, or 1.3% of net sales, in 1996. Operating income without giving effect to such amortization was $61,040,000, or 7.8% of net sales, in 1997 and $56,547,000, or 7.1% of net sales, in 1996.

===============================================================================

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


CHANGES IN FINANCIAL POSITION

      Accounts receivable increased to $71,049,000 at the end of 1998 from $60,211,000 at the end of 1997, an increase of $10,838,000, or 18.0%. This increase was primarily attributable to construction allowance receivables, which increased $6,501,000 to $12,485,000 in 1998, and to third party credit card receivables (American Express, MasterCard, and Visa) which increased $2,182,000 and Ann Taylor credit card receivables, which increased $2,097,000, due to increased sales.

      Merchandise inventories increased to $136,748,000 at January 30, 1999 from $97,234,000 at January 31, 1998, an increase of $39,514,000, or 40.6%. The increase in merchandise inventories is primarily due to inventory purchased for new store square footage, planned increases in inventory levels and the early shipment or receipt of Spring merchandise. Merchandise inventories at January 30, 1999 and January 31, 1998 included approximately $32,329,000 and $21,124,000, respectively, of inventory associated with the Company's sourcing division. Inventory attributed to the sourcing division is principally finished goods in transit from factories. Total square footage increased to approximately 2,038,000 square feet at January 30, 1999 from approximately 1,808,000 square feet at January 31, 1998. Merchandise inventory on a per square foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 1998, compared to approximately $42 at the end of 1997, an increase of approximately 21.4%. Inventory turned 5.0 times in 1998 compared to 5.1 times in 1997, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations and borrowings available under the revolving credit facility described below. The following table sets forth material measures of the Company's liquidity:

                                                           Fiscal Year
                                                     ------------------------
                                                     1998      1997      1996
                                                     ----      ----      ----
                                                      (dollars in thousands)

 Cash provided by operating activities........    $ 75,535  $ 71,589  $ 67,532
    Working capital...........................    $168,708  $122,181  $118,850
    Current ratio.............................      2.30:1    2.39:1    2.53:1
    Debt to equity ratio......................       .48:1     .22:1     .28:1

      Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1998 principally as a result of earnings, noncash charges, and an increase in accounts payable and accrued liabilities, offset by increases in merchandise inventories, receivables and prepaid expenses and other current assets.

==============================================================================

      On June 30, 1998, the Company entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with a syndicate of lenders. This facility replaced the Company's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by the Company's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc. of a $40,000,000 accounts receivable facility. The Credit Facility is used by the Company for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1998, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 1999. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 30, 1999 was approximately $131,054,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 30, 1999 were approximately $65,763,000.

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

     The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to ATSC's stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit was $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000.

     The lenders have been granted a pledge of the common stock of ATSC and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.

      The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. In addition, the commitments under the Credit Facility terminate on February 16, 2000 unless the Company's outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.

      In April and May of 1996, ATSC completed the sale of an aggregate of $100,625,000 of preferred securities issued by its financing vehicle, AnnTaylor Finance Trust. The preferred securities have a liquidation preference of $50 per security and are convertible at the option of the holders thereof into shares of common stock of ATSC at a conversion rate of 2.545 shares of common stock for each preferred security. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of common stock, representing approximately 16% of ATSC's outstanding common stock as of January 30, 1999. ATSC received net proceeds of $95,984,000 in connection with the sale of the preferred securities and applied $94,000,000 to reduce outstanding borrowings under the Company's then-existing revolving credit facility.

      The Company and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage balance at January 30, 1999 was $5,157,000.
===============================================================================

      The Company's capital expenditures totaled $45,131,000, $22,945,000, and $16,107,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation, and refurbishment programs, as well as the investment the Company made in certain information systems and, in Fiscal 1998, the Company's corporate offices. The Company expects its total capital expenditure requirements in Fiscal 1999 will be approximately $50,000,000, including capital for new store construction for a planned square footage increase of approximately 275,000 square feet, or 13.5%, as well as capital to support continued investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

      Dividends and distributions from the Company to ATSC are restricted by the Credit Facility and the Indenture for the 8 3/4% Notes.

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Credit Facility. The Company believes that cash flow from operations and funds available under the Credit Facility are sufficient to enable it to meet its on-going cash needs for its business, as presently conducted, for the foreseeable future.

     Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on February 1, 1998 was not material, and therefore no disclosure is noted on the Consolidated Statement of Operations. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000 on a diluted basis. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company for the quarter ended October 30, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives and for hedging activities. Management is currently evaluating the impact of this standard and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for fiscal years beginning after December 15, 1998. The application of SOP 98-1 is not anticipated to have a material impact on the Company's consolidated financial statements.


YEAR 2000 STATUS

      Many computer systems use only two digits to identify a year (for example, "99" is used for the year "1999"). As a result, these systems may be unable to process accurately dates later than December 31, 1999, since they may recognize "00" as the year "1900", instead of the year "2000". This anomaly is often referred to as the "Year 2000 compliance" issue. Since 1997, the Company has been executing a plan to remediate or replace affected systems on a timely basis. Equipment and other non-information technology systems that use microchips or other embedded technology, such as certain conveyor systems at the Company's distribution center, are also covered by the Company's Year 2000 compliance project.

      The Company's Year 2000 compliance project includes four phases: (1) evaluation of the Company's owned or leased systems and equipment to identify potential Year 2000 compliance issues; (2) remediation or replacement of Company systems and equipment determined to be non-compliant (and testing of remediated systems before returning them to production); (3) inquiry regarding Year 2000 readiness of material business partners and other third parties on whom the Company's business is dependent; and (4) development of contingency plans, where feasible, to address potential third party non-compliance or failure of material Company systems.
==============================================================================

      The initial phase of the Company's Year 2000 compliance project was the evaluation of all software, hardware and equipment owned, leased or licensed by the Company, and identification of those systems and equipment requiring Year 2000 remediation. This analysis was completed during Fiscal 1998.

      All computer hardware in the Company's U.S. home offices and distribution center that was not Year 2000 compliant has been remediated or replaced, and all computer hardware in the Company's retail stores that was not Year 2000 compliant will be remediated or replaced by the end of the first quarter of Fiscal 1999. Of those software systems that were found not to be Year 2000 compliant, approximately 90% of all material systems have been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems, including certain operating systems used in the Company's distribution center, will be remediated or replaced by the end of the second quarter of Fiscal 1999. Hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be remediated or replaced by the end of the second quarter of Fiscal 1999.

      The Company engaged a consultant to assist in the evaluation of the equipment used in the Company's distribution center (other than computer software and hardware, which were included in the analysis and remediation efforts described above). This equipment evaluation has been completed, and remediation or replacement of distribution center equipment found not to be Year 2000 compliant is scheduled to be completed by the end of the second quarter of Fiscal 1999.

      Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.1 million, of which approximately $1.1 million will be expensed as incurred (including $965,000 expensed in Fiscal 1998), and $1 million which will be capitalized (including $855,000 capitalized in Fiscal
1998).

      Although the Company believes its Year 2000 compliance efforts with respect to its systems will be successful, any failure or delay could result in actual costs and timing differing materially from that presently contemplated, and in a disruption of business. The Company is developing a contingency plan to permit its primary operations to continue if the Company's modifications and conversions of its systems are not successfully completed on a timely basis, but the foregoing cost estimates do not take into account any expenditures arising out of a response to any such contingencies that materialize. The Company's cost estimates also do not include time or costs that may be incurred as a result of third parties' failure to become Year 2000 compliant on a timely basis.

      The Company is communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Assessment of third party Year 2000 readiness is expected to be substantially completed by the end of the first quarter of Fiscal 1999. The Company will not be able to determine its most reasonably likely worst case scenarios until assessment of third parties' Year 2000 compliance is completed.
===============================================================================

      The Company's Year 2000 compliance project also includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company anticipates that contingency plans will be substantially developed by the end of the second quarter of Fiscal 1999.

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

      Sections  of this  Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; any material adverse effects of the Year 2000 issue on the business of the Company or third parties with which the Company does business; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.



===============================================================================

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company mantains the majority of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

      The Company's outstanding long-term debt as of January 31, 1999 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 31, 1999, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 are included as a part of this Report (See Item 14):

      Consolidated  Statements of Operations  for the fiscal years ended January
         30, 1999, January 31, 1998 and February 1, 1997.

      Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
         30, 1999, January 31, 1998 and February 1, 1997.

      Notes to Consolidated Financial Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

==============================================================================

                                     PART IV




ITEM 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

   (a)   List of documents filed as part of this Annual Report:
         The following consolidated financial statements of the Company and the independent auditors' report are included on pages 18 through 36 and are filed as part of this Annual Report:

         Consolidated Statements of Operations for the fiscal years ended January 30, 1999, January 31, 1998 and
         February 1, 1997; Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998; Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997; Notes to Consolidated Financial Statements; Independent Auditors' Report.

   (b)   Reports on Form 8-K

         The Company filed a report with the Commission on Form 8-K dated November 9, 1998 with respect to the dismissal of the amended complaint, filed in April 1998, of the purported class action lawsuit against ATSC, Ann Taylor, certain officers and directors of ATSC and Ann Taylor, ML&Co. and certain affiliates of ML&Co. The Company filed a report with the Commission on Form 8-K dated December 17, 1998 with respect to the plaintiffs' filing of a notice of appeal of such dismissal.

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

   10.1    1989 Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

   10.1.1  Amendment  to 1989 Stock Option  Plan.  Incorporated  by reference to
              Exhibit 10.15.1 to the Annual Report on Form 10-K of the Company filed on April 30, 1993.

   10.2    Lease,  dated as of March 17, 1989, between Carven Associates and Ann
              Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).




===============================================================================

EXHIBIT NUMBER
--------------


   10.2.1  First  Amendment to Lease,  dated as of November  14,  1990,  between
              Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.1 to the Registration Statement of ATSC filed on April 11, 1991 (Registration No. 33-39905).

   10.2.2  Second  Amendment to Lease,  dated as of February  28, 1993,  between
              Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of ATSC filed on April 29, 1993.

   10.2.3  Extension and Amendment to Lease dated as of October 1, 1993, between
              Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of Ann Taylor for the Quarter ended October 30, 1993 filed on November 26, 1993.

   10.2.4  Modification  of Amendment and Extension to Lease,  dated as of April
              14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

   10.2.5  Fifth Amendment to Lease,  dated as of March 14, 1995, between Carven
              Associates  and Ann  Taylor.  Incorporated  by  reference  to
              Exhibit 10.15.5 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

   10.2.6  Sixth  Amendment  to Lease,  dated as of  January  5,  1996,  between
              Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.2.7  Seventh Amendment to Lease, dated as of June 5, 1996, between Pacific
              Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.2.8  Eighth Amendment to Lease,  undated,  between  Pacific  Metropolitan
              Corporation and Ann Taylor. Incorporated by reference to Exhibit
              10.8.8 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.2.9  Ninth Amendment to Lease, dated as of May 13, 1997,  between  Pacific
              Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.2.10 Tenth Amendment to Lease, dated as of May 21, 1997,  between  Pacific
              Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.2.11 Eleventh Amendment to Lease, dated as of May 15, 1998, between
              Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.1 to the Annual Report on Form 10-K of ATSC filed on March 26, 1999.

   10.3 Tax Sharing Agreement, dated as of July 13, 1989, between ATSC and Ann Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement of ATSC and
             Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

   10.4    Employment  Agreement  dated as of February 1, 1994  between ATSC and
              Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of ATSC for the Quarter ended October 29, 1994 filed on December 9, 1994.

   10.5    Employment  Agreement  dated  February  16, 1996  between ATSC and J.
              Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of ATSC filed on April 8, 1996.



===============================================================================






EXHIBIT NUMBER
--------------


10.5.1  Amendment to the Employment Agreement, dated August 23, 1996, between
           ATSC and J. Patrick  Spainhour.  Incorporated by reference to Exhibit
           10.11.1  to the  Annual  Report on Form 10-K of ATSC  filed on May 1,
           1997.

10.6    Employment  Agreement  dated  November  25,  1996  between  ATSC  and
           Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.7    Employment  Agreement dated September 20, 1996 between Ann Taylor and
           Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.8    Separation Agreement dated July 15, 1997 between Ann Taylor and Barry
           Shapiro. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.9    The AnnTaylor  Stores  Corporation  1992 Stock Option and  Restricted
           Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Option Plan"). Incorporated by reference to Exhibit
           10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.9.1  Amendment to the AnnTaylor  Stores  Corporation  Amended and Restated
           1992 Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.9.2  Amendment to the AnnTaylor Stores Corporation  Amended and Restricted
           1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of ATSC filed on March 12, 1998.

10.9.3  Amendment to the AnnTaylor  Stores  Corporation  Amended and Restated
           1992 Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of ATSC for the Quarter ended April 2, 1998 filed on June 16, 1998.

10.10   AnnTaylor  Stores   Corporation   Amended  and  Restated   Management
           Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.


10.10.1 Amendment to the AnnTaylor  Stores  Corporation  Amended and Restated
           Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.11   Associate  Stock Purchase Plan.  Incorporated  by reference to Exhibit 10.31 to the Form 10-Q of ATSC for the Quarter Ended October 31, 1992 filed on December 15, 1992.


10.12   AnnTaylor Stores  Corporation  Deferred  Compensation Plan.
           Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

10.12.1 Amendment to the AnnTaylor Stores Corporation  Deferred  Compensation
           Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.11 to the Form 10-Q of ATSC for the Quarter Ended July 29, 1995 filed on September 11, 1995.


===============================================================================

EXHIBIT NUMBER
--------------



10.13   Mortgage,  Assignment  of Rents and Leases,  Security  Agreement  and
           Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.14   Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor
           Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.15   Stock and Asset Purchase Agreement,  dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 2 to the Registrants' Current Report on Form 8-K filed on June 10, 1996.

10.15.1 Amendment to Stock and Asset Purchase  Agreement,  dated as of August
           27, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group (F.E.) Limited. Incorporated by reference to Exhibit 3 to the Registrants' Current Report on Form 8-K filed on August 30, 1996.

10.15.2 Stockholders  Agreement,  dated as of September 20, 1996, among ATSC,
           Cygne and Cygne Group (F.E.) Limited, a Hong Kong corporation and wholly owned subsidiary of Cygne. Incorporated by reference to
           Exhibit 10.26.2 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.15.3 Consulting  Agreement,  dated as of September  20, 1996, by and between
           ATSC, Cygne and Mr. Irving Benson. Incorporated by reference to
           Exhibit 10.26.4 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.16   Commitment Letter dated as of May 7, 1998 among the Company,  Bank of
           America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of ATSC for the Quarter Ended May 2, 1998 filed on June 16, 1998.

10.17   Credit Agreement,  dated as of June 30, 1998 among the Company,  Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.17.1 Trademark Security Agreement,  dated as of June 30, 1998, made by Ann
           Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.17.2 Guaranty,  dated as of June 30, 1998, made by the Company in favor of
           Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.17.3 Security and Pledge  Agreement,  dated as of June 30,  1998,  made by
           ATSC  in  favor  of  Bank  of  America,   as  Administrative   Agent.
           Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.


==============================================================================

EXHIBIT NUMBER
--------------



10.17.4 Security  and  Pledge  Agreement,  dated as of June 30,  1998 made by
           AnnTaylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.17.5 Subsidiary  Guaranty,  dated as of June 30,  1998  made by  AnnTaylor
           Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.


10.18   AnnTaylor Stores  Corporation  Long-Term Cash Incentive  Compensation
           Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

18      Preferability letter relating to the change in accounting  principle.
           Incorporated by reference to Exhibit 18 to the Form 10-Q of ATSC for the Quarter Ended May 2, 1998 filed on June 16, 1998.

27    Financial Data Schedule.


==============================================================================

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

Date:  March 26, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/ J. Patrick Spainhour      Chairman and Chief Executive     March  26, 1999
-------------------------         Officer and Director         ---------------
    J. Patrick Spainhour



   /s/ Patricia DeRosa        President  and  Chief            March 26, 1999
--------------------------        Operating Officer            --------------
       Patricia DeRosa            and Director



   /s/ Walter J. Parks        Senior Vice President -          March 26, 1999
--------------------------        Chief Financial Officer      --------------
       Walter J. Parks            and Treasurer



   /s/ James M. Smith         Vice President and Controller    March 26, 1999
-------------------------         Principal Accounting Officer --------------
       James M. Smith



  /s/ Gerald S. Armstrong     Director                         March 26, 1999
-------------------------                                      --------------
      Gerald S. Armstrong



 /s/ James J. Burke, Jr.      Director                         March 26, 1999
-----------------------                                        --------------
     James J. Burke, Jr.



/s/ Wesley E. Cantrell        Director                         March 26, 1999
----------------------                                         --------------
    Wesley E. Cantrell



/s/ Robert C. Grayson         Director                         March 26, 1999
-----------------------                                        --------------
    Robert C. Grayson



/s/ Ronald W. Hovsepian       Director                         March 26, 1999
-----------------------                                        --------------
    Ronald W. Hovsepian



/s/ Rochelle B. Lazarus       Director                         March 26, 1999
-----------------------                                        --------------
    Rochelle B. Lazarus



/s/ Hanne M. Merriman         Director                         March 26, 1999
-----------------------                                        --------------
    Hanne M. Merriman



===============================================================================

                         ANNTAYLOR , INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          Page No.

Independent Auditors' Report.............................    19

Consolidated Financial Statements:

     Consolidated  Statements of  Operations  for the
       fiscal years ended January 30, 1999,
       January 31, 1998 and February 1, 1997.............    20

     Consolidated Balance Sheets as of January 30,
       1999 and January 31, 1998.........................    21

     Consolidated  Statements  of Cash Flows for the
       fiscal years ended  January 30, 1999,
       January 31, 1998 and February 1, 1997.............    22

     Notes to Consolidated Financial Statements..........    23

===============================================================================

                   INDEPENDENT AUDITORS' REPORT




To the Stockholder of ANNTAYLOR, INC.:


      We have audited the accompanying consolidated financial statements of Ann Taylor, Inc. and its subsidiaries, listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of inventory valuation to the average cost method from the retail method.




DELOITTE & TOUCHE LLP


New York, New York
March 8, 1999

==============================================================================

                           ANNTAYLOR, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Fiscal Years Ended January 30, 1999, January 31, 1998 and
                           February 1, 1997






                                           Fiscal Years Ended
                                  -------------------------------------
                                  January 30,   January 31, February 1,
                                      1999         1998         1997
                                      ----         ----         ----

                                              (in thousands)


Net sales..........................$911,939     $781,028    $798,117
Cost of sales...................... 455,724      411,756     443,443
                                    -------      -------     -------
Gross profit....................... 456,215      369,272     354,674
Selling, general and
  administrative expenses.......... 349,955      308,232     291,027
Studio shoe stores closing expense.    ---          ---       3,600
Employment contract separation
  expense..........................    ---          ---       3,500
Retirement of assets...............  3,633          ---         ---
Amortization of goodwill........... 11,040       11,040      10,086
                                    ------       ------      ------

Operating income................... 91,587       50,000      46,461
Interest expense................... 18,117       19,989      24,416
Other expense, net.................    567          548         403
                                    ------        -----       -----

Income before income taxes and
  extraordinary loss............... 72,903       29,463      21,642
Income tax provision............... 33,579       17,466      12,975
                                    ------       ------      ------

Income before extraordinary loss... 39,324       11,997      8,667
Extraordinary loss (net of
  income tax benefit of
  $130,000)........................    ---         173         ---
                                    ------       -----       -----

    Net income.....................$39,324    $ 11,824    $  8,667
                                    ======      ======       =====







    See accompanying notes to consolidated financial statements.

==============================================================================

                          ANNTAYLOR, INC.
                    CONSOLIDATED BALANCE SHEETS
               January 30, 1999 and January 31, 1998







                                             January 30, January 31,
                                                1999       1998
                                                ----       ----
                       ASSETS                    (in thousands)
Current assets
  Cash and cash equivalents.................$  67,031    $31,369
  Accounts receivable, net..................   71,049     60,211
  Merchandise inventories...................  136,748     97,234
  Prepaid expenses and other current assets.   23,637     21,291
                                              -------    -------
      Total current assets..................  298,465    210,105
Property and equipment, net.................  151,785    139,610
Goodwill, net...............................  319,699    330,739
Deferred financing costs, net...............    2,627      1,258
Other assets................................    2,841      1,949
                                              ------     -------
      Total assets..........................$ 775,417   $683,661
                                              =======    =======

        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable..........................$  65,419    $38,185
  Accrued salaries and bonus...............  . 17,132      5,848
  Accrued tenancy...........................    8,465      6,727
  Gift certificates redeemable..............    7,008      5,935
  Accrued expenses..........................   30,527     30,110
  Current portion of long-term debt.........    1,206      1,119
                                             --------    -------
      Total current liabilities............. 129,757      87,924
Long-term debt.............................. 204,576     105,157
Other liabilities...........................  12,386      10,082

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value;
   1,000 shares authorized;
   1 share issued and outstanding...........       1          1
  Additional paid-in capital................ 354,762    445,886
  Retained earnings.........................  73,935     34,611
                                             -------    -------
      Total stockholder's equity............ 428,698    480,498
                                             -------    -------
      Total liabilities and stockholder's
        equity                              $775,417    $683,661
                                            ========    ========





      See accompanying notes to consolidated financial statements.

==============================================================================

                                 ANNTAYLOR, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Fiscal Years Ended January 30, 1999, January 31, 1998 and
                          February 1, 1997


                                                       Fiscal Years Ended
                                                  -----------------------------
                                                  Jan. 30,   Jan. 31,    Feb. 1,
                                                     1999      1998       1997
                                                     ----      ----       ----
                                                         (in thousands)
Operating activities:
   Net income..................................  $ 39,324   $ 11,824   $  8,667
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Extraordinary loss......................       ---        303       ---
       Equity earnings in CAT..................       ---        ---    (1,402)
       Provision for loss on
          accounts receivable                       1,476      1,795     1,803
       Depreciation and amortization............   28,783     27,803    26,208
       Amortization of goodwill.................   11,040     11,040    10,086
       Amortization of deferred compensation....      465      1,065       191
       Non-cash interest........................    1,290      1,419     1,574
       Deferred income taxes....................    3,966     (2,687)     (985)
       Loss on disposal of property and
         equipment..............................    4,175        248     3,209
       Change in assets and liabilities
             net of effects from
             purchase of sourcing division:
             Decrease (increase) in receivables  (12,314)      1,599     4,987
             Decrease (increase) in merchandise
                 inventories...................  (39,514)      3,003     9,342
             Decrease (increase) in prepaid
                 expenses and
                 other current assets...........  (5,581)      1,894       247
             Decrease in other non-current
                 assets and liabilities,
                 net............................     679       2,861       738
          Increase in accounts payable and
                 accrued liabilities............  41,746       9,422     2,867
                                                  ------       -----     -----
   Net cash provided by operating activities....  75,535      71,589    67,532

Investing activities:
   Purchases of property and equipment.......... (45,131)    (22,945)  (16,107)
   Purchase of sourcing division................     ---        ---       (227)
                                                   -----     ------     ------
   Net cash used by investing activities........ (45,131)    (22,945)  (16,334)
                                                  ------      ------   -------
Financing activities:
   Repayments under revolving credit facility...       ---       ---  (101,000)
   Parent company contribution..................     9,036       869    96,194
   Repayment of term loan.......................       ---   (24,500)      ---
   Term loan prepayment penalty.................       ---      (184)      ---
   Payments of mortgage.........................    (1,119)     (416)     (266)
   Repayments under receivables facility........       ---    ------   (40,000)
   Payment of financing costs...................    (2,659)      (69)     (384)
                                                    ------    ------    ------
   Net cash provided by (used by) financing
     activities.................................     5,258   (24,300)  (45,456)
                                                    ------    ------    ------
Net increase in cash............................    35,662    24,344     5,742
Cash, beginning of year.........................    31,369     7,025     1,283
                                                    ------    ------    ------
Cash, end of year...............................  $ 67,031  $ 31,369   $ 7,025
                                                    ======    ======    ======
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest.......  $ 18,582  $ 19,251   $22,689
                                                    ======    ======   =======
   Cash paid during the year for income taxes...  $ 33,934  $ 17,220   $ 8,990
                                                    ======    ======   =======



    See accompanying notes to consolidated financial statements.

===============================================================================

                          ANNTAYLOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ann Taylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name.

      All of the outstanding capital stock of the Company, consisting of one share of common stock is owned by AnnTaylor Stores Corporation ("ATSC").


Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.

      Certain Fiscal 1997 and 1996 amounts have been reclassified to conform to the Fiscal 1998 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented included 52 weeks.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,422,000 for Fiscal 1998, $8,568,000 for Fiscal 1997 and $9,024,000 for Fiscal
1996.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on February 1, 1998 was not material, and therefore no disclosure is noted on the Consolidated Statement of Operations. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000. It is not possible to determine the effect of the change on income in any previously reported fiscal years.


PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.


=============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 30, 1999 and January 31, 1998 was $3,119,000 and $4,427,000, respectively.


GOODWILL

      Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC is being amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 Sourcing Acquisition (see Note 10) is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 30, 1999 and January 31, 1998 was $98,891,000 and $87,851,000, respectively. On an annual basis, the Company compares the carrying value of its goodwill to an estimate of the Company's fair value to evaluate the reasonableness of the carrying value and remaining amortization period. Fair value is computed using projections of future non-discounted cash flows.


INCOME TAXES

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


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company for the quarter ended October 30, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives and for hedging activities. Management is currently evaluating the impact of this standard and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

==============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company for fiscal years beginning after December 15, 1998. The application of SOP 98-1 is not anticipated to have a material impact on the Company's consolidated financial statements.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at January 30, 1999 and January 31, 1998:

                                       January 30, 1999     January 31, 1998
                                     --------------------  -------------------

                                     Carrying   Estimated  Carrying  Estimated
                                      Amount   Fair Value    Amount  Fair Value
                                      ------   ----------    ------  ----------

                                                   (in thousands)

Mortgage............................   $  5,157  $  5,157  $  6,276  $  6,276
8 3/4% Notes........................... 100,000   101,875   100,000   100,500
Note payable to ATSC................    100,625   100,625       ---      ---
                                        -------   -------   -------   -------
       Total debt...................    205,782   207,657   106,276   106,776
Less current portion................      1,206     1,206     1,119     1,119
                                        -------   -------   -------   -------
       Total long-term debt.........   $204,576  $206,451  $105,157  $105,657
                                       ========  ========  ========  ========


      In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgement is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      On June 30, 1998, the Company entered into a new $150,000,000 senior secured revolving credit facility (the "Credit Facility") with a syndicate of lenders. This facility replaced the Company's then-existing $122,000,000 bank credit agreement that was scheduled to expire in July 1998 and also resulted in the non-renewal by the Company's sourcing division of its $50,000,000 credit facility and in the non-renewal by AnnTaylor Funding, Inc. of a $40,000,000 accounts receivable facility. The Credit Facility is used by the Company for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1998 and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 1999. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 30, 1999 was approximately $131,054,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 30, 1999 were approximately $65,763,000.



==============================================================================

                                 ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. LONG-TERM DEBT (CONTINUED)

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens, investments and capital expenditures, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of net worth. For Fiscal 1998, the capital expenditure limit was $52,000,000. For Fiscal 1999, capital expenditures are limited to a maximum of $55,000,000.

      The lenders have been granted a pledge of the common stock of the Company and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.

      The Credit Facility matures on June 30, 2000 and includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. In addition, the commitments under the Credit Facility terminate on February 16, 2000 unless the outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to the Requisite Lenders under the Credit Facility.

      On August 13, 1998, the Company declared a dividend to its sole stockholder, ATSC, of a promissory note in the original principal amount of $100,625,000 (the "Note Payable to ATSC"). The Note Payable to ATSC was issued by the Company on August 28, 1998 and has interest and payment terms substantially similar to the terms of the 8 1/2% Convertible Subordinated Debentures Due 2016 (the "Convertible Debentures") that were issued in 1996 by ATSC to AnnTaylor Finance Trust. The Note Payable to ATSC was declared in order to (1) relieve the Company of the administrative burden associated with declaring cash dividends to ATSC quarterly, which has been necessary in order to provide ATSC with funds sufficient to meet its quarterly interest payment obligations on the Convertible Debentures, and (2) enhance financial reporting, by more closely associating the debt obligation with the entity that was the ultimate beneficiary of the cash received upon the creation of debt. ATSC has pledged the Note Payable to ATSC to the lenders as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

      On June 28, 1993, Ann Taylor issued $110,000,000 principal amount of its 8 3/4% Notes. The outstanding principal amount of these notes as of January 30, 1999 was $100,000,000.

      In July 1993, Ann Taylor entered into a $110,000,000 (notional amount) interest rate swap agreement, which had the effect of converting the Company's interest obligations on the 8 3/4% Notes to a variable rate. Under the agreement, the Company received a fixed rate of 4.75% and paid a floating rate based on LIBOR, as determined in six month intervals. The swap agreement matured in July 1996. Net receipts or payments under the agreement were recognized as adjustments to interest expense.

===============================================================================

                                 ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.  LONG-TERM DEBT (CONTINUED)

      The Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 30, 1999 was $5,157,000.

      The aggregate principal payments of all long-term obligations are as follows:

        Fiscal Year                            (in thousands)
        -----------
         1999....................................  $  1,206
         2000....................................   101,300
         2001....................................     1,401
         2002....................................     1,250
         2003....................................       ---
         2004 and thereafter.....................   100,625
                                                    -------

            Total................................  $205,782
                                                   ========



3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). The preferred securities have a liquidation preference of $50 per security ($100,625,000 in the aggregate) and are convertible at the option of the holders thereof into ATSC's common stock at a conversion rate of 2.545 shares of common stock for each preferred security (equivalent to $19.65 per share of common stock, which represented a 20% premium to the $16.375 closing price of the common stock on the New York Stock Exchange at the date of the execution of the purchase agreement relating to the sale of the preferred securities). The sole assets of the Trust are $103,700,000 of 8 1/2% Convertible Subordinated Debentures of ATSC maturing on April 15, 2016. A total of 2,012,500 preferred securities were issued, and are convertible into an aggregate of 5,121,812 shares of ATSC's common stock. ATSC received net proceeds of $95,984,000 in connection with the sale of the preferred securities. The carrying value and estimated fair value of the preferred securities at January 30, 1999 were $96,624,000 and $196,219,000, respectively.


==============================================================================

                                 ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows:


                                                   Fiscal Years Ended
                                          -------------------------------------

                                          January 30,   January 31,  February 1,
                                              1999          1998         1997
                                              ----          ----         ----

                                           (in thousands)

      Balance at beginning of year..........  $  812       $  811      $   736
      Provision for loss on accounts
        receivable..........................   1,476        1,795        1,803
      Accounts written off..................  (1,468)      (1,794)      (1,728)
                                             -------      -------        -----
      Balance at end of year................ $   820      $   812      $   811
                                              ======       ======       ======


5.  COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

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

      Future minimum lease payments under non-cancelable operating leases at January 30, 1999 are as follows:


      Fiscal Year                         (in thousands)
      -----------
       1999..................................$ 78,042
       2000..................................  77,068
       2001..................................  73,767
       2002..................................  71,265
       2003..................................  64,978
       2004 and thereafter................... 252,340
       ----                                   -------
       Total.................................$617,460
                                             ========

      Rent expense for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was as follows:

                                              Fiscal Years Ended
                                  -------------------------------------------

                                  January 30,    January 31,      February 1,
                                     1999           1998            1997
                                     ----           ----            ----


                                           (in thousands)

      Minimum rent................  $66,358        $59,495       $55,571
      Percentage rent.............   2,414           1,671         2,433
                                     -----          -----          -----
           Total..................  $68,772        $61,166       $58,004
                                     ======         ======        ======

Litigation

      The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
==============================================================================

                                 ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)


    In addition, ATSC, Ann Taylor, certain directors and former officers and directors of ATSC and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed in April 1996 by certain alleged stockholders alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period from February 3, 1994 through May 4, 1995. On March 10, 1998, the Court issued an Opinion dismissing the complaint. The Court's Opinion granted the plaintiffs leave to amend and re-file the complaint within thirty days of the date of the Opinion, and an amended complaint was filed by the plaintiffs on April 9, 1998. On November 9, 1998, the Court issued an Opinion dismissing, with prejudice, the amended complaint. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the U.S District Court of Appeals, Second Circuit, seeking review of the Appellate Court's decision. The appeal is presently pending, and any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to defend the action vigorously.


6. ENTERPRISE-WIDE OPERATING INFORMATION

      In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, major customers and the material countries in which the entity holds assets and reports revenues.

      The Company is a specialty retailer of women's apparel, shoes and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that the customer base for its stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.


7.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:
                                                    Fiscal Years Ended
                                          -------------------------------------
                                          January 30, 1999     January 31, 1998
                                          ----------------     ----------------
                                                (in thousands)
         Land and building................... $  8,683            $  8,625
         Leasehold improvements..............   93,168              85,332
         Furniture and fixtures..............  153,395             136,314
         Construction in progress............   11,059               6,422
                                               -------             -------
                                               266,305            236,693
         Less accumulated depreciation
          and amortization..................   114,520             97,083
                                               -------            -------
             Net property and equipment..... $ 151,785           $139,610
                                               =======            =======


8.  EXTRAORDINARY ITEM

      On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit.
===============================================================================

                          ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS--(Continued)




9.  NONRECURRING CHARGES

STUDIO SHOE STORES CLOSING

      In connection with the planned closing of all of the Company's Ann Taylor Studio shoe stores, announced in January 1997, the Company recorded a pre-tax charge of $3,600,000 in Fiscal 1996. Of the total impairment loss, $2,500,000 represented impairment of long-lived assets such as properties and store fixtures and $1,100,000 pertained to lease and other related costs for these locations until the properties are sublet.

RESIGNATION OF A FORMER EXECUTIVE

      Effective August 23, 1996, a former executive and Director of the Company and Ann Taylor resigned. In connection with this resignation, a one-time pre-tax charge of $3,500,000 was recorded in Fiscal 1996 relating to the estimated costs of the Company's obligations under the former executive's employment contract with the Company.

RETIREMENT OF ASSETS

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of the assets relinquished during the renovation of the Company's corporate offices.


10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MERRILL LYNCH AND ITS AFFILIATES

     At January 30, 1999, certain affiliates of ML&Co. held approximately 6.7% of ATSC's outstanding common stock. Two of the members of the Board of Directors of the Company and ATSC serve as representatives of ML&Co. and its affiliates. As a result, ML&Co. and such affiliates are in a position to influence the management of the Company and ATSC.

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


==============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

SOURCING ACQUISITION

      In Fiscal 1995, the Company purchased approximately 16% of its merchandise directly from Cygne Designs, Inc. ("Cygne") and an additional 38% of its merchandise through the Company's direct sourcing joint venture with Cygne known as CAT. On September 20, 1996 (the "Effective Date"), pursuant to the Stock and Asset Purchase Agreement dated as of June 7, 1996, by and among ATSC, Ann Taylor, Cygne and Cygne Group F.E. Limited (as amended, the "Purchase Agreement"), Ann Taylor acquired the entire interest of Cygne in CAT and certain of the assets (the "Assets") of the Ann Taylor Woven Division of Cygne (the "Division") that were used for sourcing merchandise for Ann Taylor (the "Sourcing Acquisition"). As a result of the Sourcing Acquisition, CAT became an indirect wholly owned subsidiary of the Company. CAT was subsequently merged into Ann Taylor and now performs all of Ann Taylor's direct sourcing functions, including those previously provided by the Division, as a division of Ann Taylor. For financial reporting purposes, the transaction has been accounted for as of the Effective Date under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations".

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

      The following unaudited proforma consolidated data for the Company for the fiscal year ended February 1, 1997 has been presented to reflect the Sourcing Acquisition as if it had occurred at the beginning of such period:

                                              Fiscal Year Ended
                                              February 1, 1997
                                              ----------------
                                              Actual    Proforma
                                              ------    --------
                                                (in thousands)

    Net sales...............................$798,117      $798,117
    Net income..............................$  8,667      $ 11,595


      The proforma data set forth above does not purport to be indicative of the results that actually would have occurred if the Sourcing Acquisition had occurred at the beginning of the period presented or of results which may occur in the future.

===============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




10.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

      A summary of the noncash activity that occurred in the fiscal year ended February 1, 1997 in conjunction with the Sourcing Acquisition is as follows:


                                                   (in thousands)

    Fair value of assets acquired ....................  $  4,727
    Excess of  purchase  price  over the fair
      value of net  assets acquired..................     38,340
    Ann Taylor's previous investment in CAT...........    (6,840)
    Issuance of ATSC's common stock...................   (36,000)
                                                         -------
    Cash paid ........................................  $    227
                                                        ========



11. STOCK OPTION PLANS

      ATSC accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ATSC would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Proforma net income before extraordinary loss for Fiscal 1998, Fiscal 1997 and Fiscal 1996 after taking into account such expense would have been $38.4 million, $11.0 million and $8.2 million, respectively. For purposes of this calculation, ATSC arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997: risk-free interest rate of 5.4%, 6.2% and 5.8%, respectively; expected life of 4.0 years, 5.0 years and 4.3 years, respectively; and expected volatility of 59.4%, 67.9% and 55.2%, respectively.

===============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.   INCOME TAXES

      The provision for income taxes for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 consists of the following:
                                           Fiscal Years Ended
                                  ---------------------------------------
                                  January 30,  January 31,    February 1,
                                     1999         1998           1997
                                     ----         ----           ----
                                         (in thousands)
    Federal:
     Current.......................$21,589      $14,427       $ 9,898
     Deferred......................  2,748       (1,917)         (802)
                                    ------      -------         -----
       Total federal............... 24,337       12,510         9,096
                                    ------       ------         -----
    State and local:
     Current.......................  7,869        5,538         3,844
     Deferred......................  1,217         (769)         (152)
                                    ------       -------        -----
       Total state and local.......  9,086        4,769         3,692
                                    ------       ------         -----
    Foreign:
     Current.......................    156          187           187
     Deferred......................    ---          ---           ---
                                    ------       ------         -----
       Total foreign...............    156          187           187
                                    ------       ------         -----
     Total.........................$33,579      $17,466       $12,975
                                    ======       ======        ======


      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows:


                                              Fiscal Years Ended
                                      -------------------------------------

                                      January 30,   January 31, February 1,
                                          1999        1998        1997
                                          ----        ----        ----

                                               (in thousands)

Income before income taxes and
   extraordinary loss..............     $72,903    $29,463     $21,642
                                         ======     ======      ======
Federal statutory rate.............          35%        35%         35%
                                         ======     ======      ======
Provision for income taxes at
    federal statutory rate.........    $ 25,516     10,312     $ 7,575
State and local income taxes,
    net of federal
   income tax benefit..............      4,660       3,800       2,273
Non-deductible amortization of
    goodwill.......................      3,500       3,500       3,429
Unremitted earnings of foreign
    subsidiaries..................        (188)       (314)       (382)
Other..............................         91         168          80
                                        ------      ------      ------
Provision for income taxes.........    $33,579     $17,466     $12,975
                                       =======     =======     =======


============================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12.   INCOME TAXES (CONTINUED)

      The tax effects of significant items comprising the Company's net deferred tax assets as of January 30, 1999 and January 31, 1998 are as follows:

                                          January 30,     January 31,
                                              1999           1998
                                              ----           ----

                                                (in thousands)
    Current:
     Inventory............................  $   128        $ 2,854
     Accrued expenses.....................    3,812          4,269
     Real estate..........................   (1,686)        (1,634)
     Other................................      ---            ---
                                             ------         ------
    Total current.........................  $ 2,254        $ 5,489
                                             ======         ======
    Noncurrent:
     Depreciation and amortization........  $(5,510)       $(4,982)
     Rent expense.........................    4,786          4,364
     Other................................      276            901
                                             ------         ------
    Total noncurrent......................  $  (448)       $   283
                                             =======        ======


      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 30, 1999 amounted to approximately $6,864,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,149,000.



13. RETIREMENT PLANS

      Savings Plan. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of the Company and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 1998, Fiscal 1997 and Fiscal 1996 were $592,000, $519,000 and $390,000, respectively.


       Pension Plan. Substantially all full-time employees of  the  Company and
its   subsidiaries  are  covered  under  a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan". Each participant accrued a benefit based on compensation and years of service with the Company. As of January 1, 1998, the Plan was amended and the formula to calculate benefits was changed to a career average formula. The new career average formula was used to determine the funding status of the plan beginning in Fiscal 1997. The Company's funding policy for the plan is to contribute annually the amount necessary to provide
for  benefits   based  on  accrued   service  and  projected  pay increases.
Plan assets  consist  primarily  of cash,  equity and fixed  income  securities.

     In Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits, eliminates certain disclosures, and requires additional information on the changes in the benefit obligations and fair value of plan assets.
==============================================================================

                           ANNTAYLOR , INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




13. Retirement Plans (continued)

      The following table provides information for the Pension Plan at January 30, 1999, January 31, 1998 and February 1, 1997:



                                                      Fiscal Years Ended
                                                 -----------------------------

                                                 Jan. 30,    Jan. 31,   Feb. 1,
                                                   1999        1998      1997
                                                   ----        ----      ----
                                                           (in thousands)
      Change in benefit obligation:
      Benefit obligation,
        beginning of year.................         $3,820    $3,413    $2,893
      Service cost........................            669       571       981
      Interest............................            292       250       212
      Plan amendments.....................            ---        81       ---
      Actuarial loss (gain)...............            348      (103)     (316)
      Benefits paid.......................           (487)     (392)     (357)
                                                    -----     -----    ------
      Benefit obligation, end of year.....         $4,642    $3,820    $3,413
                                                   ------    ------    ------

      Change in plan assets:
      Fair value of plan assets, beginning
        of year...........................          5,128     4,745     2,537
      Actual return on plan assets........          1,205       907     2,333
      Employer contribution (refund)......          1,640      (132)      232
      Benefits paid.......................           (487)     (392)     (357)
                                                    -----   -------    ------
      Fair value of plan assets, end of year        7,486     5,128     4,745
                                                    -----     -----     -----

      Funded status (fair value of plan
         assets less benefit obligation)...         2,844     1,308     1,332
      Unrecognized net actuarial gain......        (1,675)   (1,361)     (802)
      Unrecognized prior service cost......            69        75       ---
                                                    -----     -----     -----
      Prepaid benefit cost.................      $  1,238    $   22    $  530
                                                  =======   =======    ======


Net pension cost includes the following components:

                                                Fiscal Years Ended
                                     ---------------------------------------

                                     January 30,  January 31,   February 1,
                                        1999          1998         1997
                                        ----          ----         ----

Service cost........................$   669        $   571       $   981
Interest cost.......................    292            250           213
Expected return on assets...........   (481)          (409)         (218)
Amortization of prior gains.........    (61)           (42)           (9)
Amortization of prior service cost..      6              6           ---
                                      -----         ------        ------
Net periodic pension cost...........$   425        $   376       $   967
                                      =====         ======        ======

For the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, the following actuarial assumptions were used:


                                                Fiscal Years Ended
                                        ---------------------------------

                                        January 30, January 31, February 1,
                                           1999        1998       1997
                                           ----        ----       ----

Discount rate.......................      6.75%       7.50%      8.00%
Long-term rate of return on assets..      9.00%       9.00%      9.00%
Rate of increase in future compensation   4.00%       4.00%      4.00%

==============================================================================

                                 ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



14. STOCKHOLDER'S EQUITY

      The following summarizes the changes in stockholder's equity during Fiscal 1998, Fiscal 1997 and Fiscal 1996:

                                          Additional                 Total
                                 Common    Paid-in    Retained   Stockholder's
                                  Stock    Capital    Earnings       Equity
                                  -----    -------    --------       ------

                                                    (in thousands)


Balance at February 3, 1996....... $ 1    $311,567     $ 14,120    $325,688
   Net income..................... ---         ---        8,667       8,667
   Parent company contributions... ---     132,385         ---      132,385
                                   ---     -------      ------      -------
Balance at February 1, 1997.......   1     443,952      22,787      466,740
   Net income..................... ---         ---      11,824       11,824
   Parent company contributions... ---       1,934         ---        1,934
                                   ---       -----      ------      -------
Balance at January 31, 1998.......   1     445,886      34,611      480,498
   Net income..................... ---         ---      39,324       39,324
   Parent company contributions... ---       9,501         ---        9,501
   Note payable to ATSC........... ---    (100,625)        ---     (100,625)
                                   ---    --------      ------      -------

Balance at January 30, 1999....... $ 1   $354,762     $ 73,935     $428,698
                                   ===    =======       ======      =======