Form 10-Q
period 1999-05-01
ANNTAYLOR INC
filed 1999-06-11
CIK 850090

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 1, 1999

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

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
             Class                                    May 28, 1999
             -----                                    ------------
  Common Stock, $1.00 par value                             1

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

==============================================================================

                               INDEX TO FORM 10-Q






                                                                    Page No.
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters Ended May 1, 1999
                  and May 2, 1998..................................... 3
               Condensed Consolidated Balance Sheets at
                  May 1, 1999 and January 30, 1999...................  4
               Condensed Consolidated Statements of Cash Flows
                  for the Quarters Ended May 1, 1999 and
                  May 2, 1998........................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Results
                  of Operations......................................  8


   PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K...................... 13

==============================================================================

                        PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements



                               ANNTAYLOR, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Quarters Ended May 1, 1999 and May 2, 1998
                                 (unaudited)

                                                         Quarters Ended
                                                         --------------
                                                   May 1, 1999   May 2, 1998
                                                   -----------   -----------

                                                        (in thousands)

Net sales..........................................$ 249,400     $ 198,170
Cost of sales......................................  118,063        96,836
                                                     -------      --------

Gross profit.......................................  131,337       101,334
Selling, general and administrative expenses.......   97,156        81,129
Amortization of goodwill...........................    2,760         2,760
                                                     -------      --------

Operating income...................................   31,421        17,445
Interest expense...................................    4,321         4,727
Other expense, net.................................      668           180
                                                     -------      --------
Income before income taxes.........................   26,432        12,538
Income tax provision...............................   11,677         6,119
                                                     -------      --------

   Net income......................................$  14,755     $   6,419
                                                     =======      ========


    See accompanying notes to condensed consolidated financial statements.


=============================================================================

                               ANNTAYLOR, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       May 1, 1999 and January 30, 1999

                                                         May 1,   January 30,
                                                         1999       1999
                                                         ----       ----
                                                       (unaudited)
                                                           (in thousands)
                                    ASSETS
Current assets
    Cash and cash equivalents........................  $ 65,473    $ 67,031
    Accounts receivable, net.........................    73,458      71,049
    Merchandise inventories..........................   136,353     136,748
    Prepaid expenses and other current assets........    24,965      23,637
                                                        -------     -------
      Total current assets...........................   300,249     298,465
Property and equipment, net..........................   156,701     151,785
Goodwill, net .......................................   316,939     319,699
Deferred financing costs, net .......................     2,291       2,627
Other assets.........................................     2,649       2,841
                                                        -------     -------
      Total assets...................................  $778,829    $775,417
                                                        =======     =======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
    Accounts payable.................................  $ 48,020    $ 65,419
    Accrued salaries and bonus.......................    11,113      17,132
    Accrued tenancy..................................     8,113       8,465
    Accrued expenses.................................    43,076      37,535
    Current portion of long-term debt................     1,231       1,206
                                                        -------     -------
      Total current liabilities......................   111,553     129,757
Long-term debt.......................................   204,257     204,576
Other liabilities....................................    12,380      12,386
Commitments and contingencies
Stockholder's equity
    Common stock, $1.00 par value; 1,000 shares authorized;
     1 share issued and outstanding..................         1           1
    Additional paid-in capital.......................   361,948     354,762
    Retained earnings................................    88,690      73,935
                                                        -------     -------
      Total stockholder's equity.....................   450,639     428,698
                                                        -------     -------
      Total liabilities and stockholder's equity.....  $778,829    $775,417
                                                        =======     =======

       See accompanying notes to condensed consolidated financial statements.

============================================================================

                            ANNTAYLOR, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Quarters Ended May 1, 1999 and May 2, 1998
                              (unaudited)

                                                            Quarters Ended
                                                            --------------

                                                        May 1, 1999  May 2, 1998
                                                        -----------  -----------
                                                               (in thousands)

Operating activities:
  Net income................................................$14,755    $ 6,419
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loss on accounts receivable..............    291        331
     Depreciation and amortization..........................  7,569      7,053
     Amortization of goodwill...............................  2,760      2,760
     Amortization of deferred compensation..................    161        133
     Non-cash interest......................................    336        286
     Loss on disposal of property and equipment.............    653        201
     (Increase) decrease in:
       Receivables.......................................... (2,700)    (5,717)
       Merchandise inventories..............................    395    (12,954)
       Prepaid expenses and other current assets............ (1,328)       373
     Increase (decrease) in:
       Accounts payable..................................... (17,399)    8,346
       Accrued liabilities..................................   (830)     5,832
       Other non-current assets and liabilities, net........    185        456
                                                             ------     ------
  Net cash provided by operating activities.................  4,848     13,519
Investing activities:
  Purchases of property and equipment....................... (13,137)   (7,891)
                                                             --------   -------
  Net cash used by investing activities..................... (13,137)   (7,891)
Financing activities:
  Parent company activity...................................  7,025        (19)
  Payments on mortgage......................................   (294)      (272)
                                                             -------    -------
  Net cash provided by (used by) financing activities.......  6,731       (291)
                                                             ------     -------
Net (decrease) increase in cash............................. (1,558)     5,337
Cash and cash equivalents, beginning of period.............. 67,031     31,369
                                                             ------     ------
Cash and cash equivalents, end of period....................$65,473    $36,706
                                                             ======     ======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest..................$ 2,503    $ 2,389
                                                             ======     ======
  Cash paid during the period for income taxes..............$   744    $ 2,920
                                                             ======     ======


    See accompanying notes to condensed consolidated financial statements.

===============================================================================

                               ANNTAYLOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.  BASIS OF PRESENTATION
--  ---------------------

    The condensed consolidated financial statements of AnnTaylor, Inc. (the "Company") are unaudited but, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

    The results of operations for the 1999 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The January 30, 1999 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of the Company.

    Certain fiscal 1998 amounts have been reclassified to conform to the 1999 presentation.

    Detailed footnote information is not included for the quarters ended May 1, 1999 and May 2, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1998 Annual Report on Form 10-K.



2.  LONG-TERM DEBT
--  --------------

    The following summarizes long-term debt outstanding at May 1, 1999:


                                                   (in thousands)
        8 3/4% Notes...............................  $ 100,000
        Mortgage...................................      4,863
        Note Payable to ATSC.......................    100,625
                                                      --------
           Total debt .............................    205,488
        Less current portion.......................      1,231
                                                      --------
           Total long-term debt....................  $ 204,257
                                                      ========


===========================================================================

3. SUBSEQUENT EVENT
-  ----------------


    The Company's note (the "intercompany note") payable to its sole stockholder, AnnTaylor Stores Corporation ("ATSC"), was issued in connection with the issuance by ATSC of its 8 1/2% Convertible Subordinated Debentures due 2016 (the "Debentures"), which are held by AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On May 20, 1999, ATSC announced that it will be redeeming all of the outstanding Debentures and, as a result of this redemption, AnnTaylor Finance Trust issued a notice on May 27, 1999 calling for the redemption of all of the Trust's outstanding 8 1/2% Convertible Originated Preferred Securities and 8 1/2% Convertible Common Securities (together, the "Trust Securities"). The redemption date for the Debentures and the Trust Securities will be June 29, 1999. Holders of Trust Securities have the right to convert their Trust Securities into shares of ATSC on or before June 28, 1999. To the extent that Trust Securities are not converted into shares of ATSC common stock prior to the redemption date, the Company will make a prepayment on the intercompany note in an amount equal to the amount of the Trust Securities to be redeemed for cash, and the balance of the intercompany note will be forgiven by ATSC and will constitute a contribution of capital by ATSC to the Company.

=============================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-------    -------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

                                                           Quarters Ended
                                                           --------------
                                                       May 1, 1999  May 2, 1998
                                                       -----------  -----------
    Number of Stores:
       Open at beginning of period.......................   365         324
       Opened during period..............................    11          16
       Expanded or remodeled during period*..............   ---           2
       Closed during period..............................     5           1
       Open at end of period.............................   371         339
    Type of Stores Open at End of Period:
       Ann Taylor stores.................................   309         291
       Ann Taylor Loft stores............................    50          34
       Ann Taylor Factory Stores.........................    12          14

    ------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 1, 1999 COMPARED TO QUARTER ENDED MAY 2, 1998
---------------------------------------------------------------

    The  Company's  net  sales  in  the  first  quarter  of  1999  increased  to
$249,400,000 from $198,170,000 in the first quarter of 1998, an increase of $51,230,000 or 25.9%. Comparable store sales for the first quarter of 1999 increased 16.9%, compared to a decrease of 5.5% in the first quarter of 1998. Management believes that the sales increase was primarily attributable to the opening of new stores and a net increase in comparable store sales as a result of favorable customer reaction to the Company's product offerings and merchandise assortment.

    Gross profit as a percentage of net sales increased to 52.7% in the first quarter of 1999 from 51.1% in the first quarter of 1998. This increase in gross margin primarily reflects a greater percentage of merchandise being sold at full price and higher margins achieved on those sales, offset in part by a higher markdown rate on goods that were sold below full price, compared to the first quarter of 1998.

    Selling, general and administrative expenses represented 39.0% of net sales in the first quarter of 1999, compared to 40.9% of net sales in the first quarter of 1998. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales, partially offset by an increase in the provision for management performance bonus expense.

    As a result of the foregoing, the Company had operating income of $31,421,000, or 12.6% of net sales, in the first quarter of 1999, compared to

===============================================================================
operating income of $17,445,000, or 8.8% of net sales, in the first quarter of 1998. Amortization of goodwill was $2,760,000 in both the first quarter of 1999 and the first quarter of 1998. Operating income, without giving effect to goodwill amortization in either year, was $34,181,000, or 13.7% of net sales, in the first quarter of 1999 and $20,205,000, or 10.2% of net sales, in the first quarter of 1998.

    Interest expense was $4,321,000 in the first quarter of 1999 and $4,727,000 in the first quarter of 1998. The decrease in interest expense is attributable to greater interest income earned on cash on hand.

    The income tax provision was $11,677,000, or 44.2% of income before income taxes, in the first quarter of 1999 compared to $6,119,000, or 48.8% of income before income taxes, in the first quarter of 1998. The effective income tax rate for both periods was higher than the statutory rate primarily as a result of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $14,755,000, or 5.9% of net sales, for the first quarter of 1999, compared to net income of $6,419,000, or 3.2% of net sales, for the first quarter of 1998.


PROPOSED REFINANCING
--------------------

     The  Company's  credit  facility  matures on June 30, 2000 and  includes an automatic one-year extension, contingent upon the satisfaction of certain conditions. However, the commitments under the credit facility terminate on February 16, 2000 unless the Company's outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") are refinanced on or prior to such date with the proceeds of subordinated debt or capital stock, the terms and conditions of which are reasonably satisfactory to lenders under the credit facility. ATSC intends to raise at least $100 million through the sale of discounted convertible subordinated debentures due 2019 ("Convertible Debentures"), and to use the proceeds from the issuance of these securities to refinance the 8 3/4% Notes. The Convertible Debentures will be convertible at the option of the holders thereof into shares of ATSC's common stock. Consummation of the issuance of the Convertible Debentures is subject to obtaining the consents of the required lenders under the credit facility, and to market and other conditions, and there can be no assurance that the offering of the Convertible Debentures will be consummated. The Convertible Debentures will not be registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and will be sold in the United States in a private placement under Rule 144A under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
==============================================================================

YEAR 2000 STATUS
----------------

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

    All material computer hardware and equipment in the Company's U.S. home offices, distribution center and retail stores that was not Year 2000 compliant has been remediated or replaced. Of those software systems that were found not to be Year 2000 compliant, approximately 90% of all material systems have been remediated or replaced by Year 2000 compliant software. The Company anticipates that all remaining material systems, will be remediated or replaced by the end of the second quarter of Fiscal 1999. Hardware and software unique to the Company's sourcing offices located outside the United States are scheduled to be remediated or replaced by the end of the second quarter of Fiscal 1999.

    Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant

===============================================================================
systems, is approximately $2.1 million, of which approximately $1.1 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and $61,000 in the first quarter of Fiscal 1999), and $1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first quarter of 1999).

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

    The Company has been communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. During the first quarter of fiscal 1999, the Company completed an initial assessment of the Year 2000 readiness of those third parties whose services are most significant to the Company's business. The
Company intends to continue to monitor the Year 2000 readiness of its key suppliers of goods and services during the year. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Potential interruptions of such third parties' business or service to the Company resulting from Year 2000 issues will be addressed in the Company's contingency planning efforts, discussed below.

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of

===============================================================================
export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company anticipates that its contingency plans will be substantially developed by the end of the second quarter of Fiscal 1999.

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

    The costs and timing for management's completion of Year 2000 compliance modification and testing processes, and management's assessment and contingency planning with respect to reasonably likely worst case scenarios, are based on management's best judgement and estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the success of third parties' Year 2000 compliance efforts and other factors. There can be no assurance that these assumptions will be realized or that actual results will not vary materially.



==============================================================================

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


(a)   Exhibits:
              10.19 Separation Agreement dated March 25, 1999 between the Company and Walter Parks. Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 1, 1999 filed on June 11,1999.

              27        Financial Data Schedule





   (b) Reports on Form 8-K:

             None.

=============================================================================

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AnnTaylor, Inc.



Date:      June 11, 1999                  By: /s/  J. Patrick Spainhour
       ---------------------------           ----------------------------------
                                                J. Patrick Spainhour
                                               Chairman and Chief Executive
                                                       Officer





Date:      June 11, 1999                  By: /s/  Barry Erdos
       ---------------------------            --------------------------------
                                                   Barry Erdos
                                               Executive Vice President -
                                               Chief Financial Officer and
                                                   Treasurer