Form 10-Q
period 1999-07-31
ANNTAYLOR INC
filed 1999-09-14
CIK 850090

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended July 31, 1999

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding as of
           Class                             August 25, 1999
           -----                             ---------------
  Common Stock, $1.00 par value                     1


     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------


                                INDEX TO FORM 10-Q






                                                          Page No.
   PART I. FINANCIAL INFORMATION

      Item 1.Financial Statements

             Condensed Consolidated Statements of Operations
               for the Quarters and Six Months Ended July 31, 1999
               and August 1, 1998...................................   3
             Condensed Consolidated Balance Sheets at
               July 31, 1999 and January 30, 1999...................   4
             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended July 31, 1999 and
               August 1, 1998.......................................   5
             Notes to Condensed Consolidated Financial Statements...   6

      Item 2.Management's Discussion and Analysis of Results
               of Operations........................................   8


   PART II.OTHER INFORMATION

      Item 1.Legal Proceedings......................................  13

      Item 6.Exhibits and Reports on Form 8-K.......................  13

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



                                ANNTAYLOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters and Six Months Ended July 31, 1999 and August 1, 1998
                                  (unaudited)

                                         Quarters Ended      Six Months Ended
                                         --------------      ----------------
                                       July 31,  August 1,  July 31,   August 1,
                                         1999      1998       1999       1998

                                      --------   --------   --------   --------
                                              (in thousands)

Net sales .........................   $265,747   $223,393   $515,147   $421,563
Cost of sales .....................    139,842    118,459    257,905    215,295
                                      --------   --------   --------   --------
Gross profit ......................    125,905    104,934    257,242    206,268
Selling, general and
  administrative expenses .........     97,612     84,289    194,768    165,418
Amortization of goodwill ..........      2,760      2,760      5,520      5,520
                                      --------   --------   --------   --------
Operating income ..................     25,533     17,885     56,954     35,330
Interest expense ..................      1,263      4,247      5,584      8,974
Other expense, net ................        142         57        810        237
                                      --------   --------   --------   --------
Income before income taxes
  and extraordinary loss...........     24,128     13,581     50,560     26,119

Income tax provision ..............     10,755      6,537     22,432     12,656
                                      --------   --------   --------   --------
Income before extraordinary loss .. 13,373 7,044 28,128 13,463 Extraordinary loss (net of income
  tax benefit of $641,000) ........        962         --        962         --
                                      --------   --------   --------   --------
Net income.........................     12,411   $  7,044   $ 27,166     13,463
                                        ======   ========   ========     ======

    See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

                               ANNTAYLOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 1999 and January 30, 1999

                                                         July 31,  January 30,
                                                           1999       1999
                                                         --------   --------
                                                       (unaudited)
                                                            (in thousands)
                                      ASSETS
Current assets
    Cash and cash equivalents ........................   $ 90,603   $ 67,031
    Accounts receivable, net .........................     65,736     71,049
    Merchandise inventories ..........................    134,388    136,748
    Prepaid expenses and other current assets ........     26,759     23,637
                                                         --------   --------
      Total current assets ...........................    317,486    298,465
Property and equipment, net ..........................    163,180    151,785
Goodwill, net ........................................    314,179    319,699
Deferred financing costs, net ........................      5,817      2,627
Other assets .........................................      2,213      2,841
                                                         --------   --------
      Total assets ...................................   $802,875   $775,417
                                                         ========   ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
    Accounts payable .................................   $ 62,302   $ 65,419
    Accrued salaries and bonus .......................     12,600     17,132
    Accrued tenancy ..................................      7,423      8,465
    Accrued expenses .................................     27,170     37,535
    Current portion of long-term debt ................      1,256      1,206
                                                         --------   --------
      Total current liabilities ......................    110,751    129,757
Long-term debt .......................................    113,661    204,576
Other liabilities ....................................     12,839     12,386
Commitments and contingencies
Stockholder's equity
    Common stock, $1.00 par value; 1,000
     shares authorized; 1 share issued
     and outstanding .................................          1          1
    Additional paid-in capital .......................    464,522    354,762
    Retained earnings ................................    101,101     73,935
                                                         --------   --------
      Total stockholder's equity .....................    565,624    428,698
                                                         --------   --------
      Total liabilities and stockholder's equity .....   $802,875   $775,417
                                                         ========   ========





       See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

                             ANNTAYLOR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended July 31, 1999 and August 1, 1998
                               (unaudited)

                                                          Six Months Ended
                                                       ------------------------
                                                       July 31,       August 1,
                                                         1999           1998
                                                       --------       --------
                                                           (in thousands)
Operating activities:
  Net income.......................................    $ 27,166       $ 13,463
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Extraordinary loss .............................      1,603            ---
    Provision for loss on accounts receivable ......        481            748
    Depreciation and amortization ..................     15,205         14,340
    Amortization of goodwill .......................      5,520          5,520
    Non-cash interest ..............................        985            618
    Amortization of deferred compensation ..........        382            266
    Loss on disposal of property and equipment .....        885            249
    (Increase) decrease in:
      Receivables ..................................      4,832         (1,404)
      Merchandise inventories ......................      2,360        (16,220)
      Prepaid expenses and other current assets ....     (3,122)        (2,794)
    Increase (decrease) in:
      Accounts payable .............................     (3,117)        17,789
      Accrued expenses .............................    (15,939)           802
      Other non-current assets and
        liabilities, net ...........................      1,082           (184)
                                                       --------       --------
  Net cash provided by operating activities ........     38,323         33,193
Investing activities:
  Purchases of property and equipment ..............    (27,486)       (17,259)
                                                       --------       --------
  Net cash used by investing activities ............    (27,486)       (17,259)
Financing activities:
  Payments on mortgage .............................       (593)          (549)
  Parent company activity ..........................    118,753            (19)
  Redemption of 8-3/4% Notes .......................   (101,375)           ---
  Payment of deferred financing costs ..............     (4,050)        (2,529)
                                                       --------       --------
  Net cash provided (used) by financing
    activities .....................................     12,735         (3,097)
                                                       --------       --------
Net increase in cash ...............................     23,572         12,837
Cash and cash equivalents, beginning of period .....     67,031         31,369
                                                       --------       --------
Cash and cash equivalents, end of period...........    $ 90,603       $ 44,206
                                                       ========       ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest.........    $  6,423       $  9,161
                                                       ========       ========
  Cash paid during the period for income taxes.....    $ 19,956       $ 17,019
                                                       ========       ========


    See accompanying notes to condensed consolidated financial statements.



--------------------------------------------------------------------------------

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

    Detailed footnote information is not included for the quarters ended July 31, 1999 and August 1, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


2.  LONG-TERM DEBT

    The following summarizes long-term debt outstanding at July 31, 1999:

                                           (in thousands)
       Note Payable to ATSC,
        net of discount of $88,719,000......  $110,353
       Mortgage.............................     4,564
                                               -------
          Total debt .......................   114,917
       Less current portion.................     1,256
                                               -------
          Total long-term debt..............  $113,661
                                              ========

--------------------------------------------------------------------------------

                               ANNTAYLOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


2.  LONG-TERM DEBT (CONTINUED)

    The Company had outstanding a note (the "intercompany note") payable of $100,625,000 to its sole stockholder, AnnTaylor Stores Corporation ("ATSC"). During the second quarter of Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000, and the balance was forgiven by ATSC. This forgiveness of debt constitutes a contribution of capital by ATSC to the Company.

    In the second quarter of Fiscal 1999, the Company issued a promissory note, as amended, to its sole stockholder, ATSC, of an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued, as amended, by the Company during the second quarter of 1999 for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank credit facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the credit facility.

     On July 22, 1999, the Company redeemed all of its outstanding 8-3/4% Subordinated Notes due 2000 (the "8-3/4% Notes"), at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and year to date period of $962,000, net of income tax benefit.


3.  SUBSEQUENT EVENT

    On September 7, 1999, the Company entered into an amendment to its bank credit facility with its bank lending group that eliminated the credit agreement's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio covenant, and permits ATSC and the Company to invest up to $40 million in the repurchase of shares of ATSC common stock and/or Convertible Debentures. Additionally, the Company has elected to
reduce  the   commitment  of  the  lenders   under  the  credit   agreement  by
$25,000,000 to $125,000,000,  from $150,000,000,  effective  September 3, 1999.
The term of the credit  facility has also been  extended one year,  to June 30,
2001.
--------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                            Six Months Ended
                                          --------------------
                                          July 31,   August 1,
                                            1999       1998
                                          --------   ---------
Number of Stores:
Open at beginning of period..............    365       324
Opened during period.....................     27        20
Expanded during period*..................      2         3
Closed during period.....................      5         2
Open at end of period....................    387       342
Type of Stores Open at End of Period:
   Ann Taylor stores.....................    313       293
   Ann Taylor Factory Stores.............     12        14
   Ann Taylor Loft stores................     62        35

--------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

    The Company's net sales in the first six months of 1999 increased to $515,147,000 from $421,563,000 in the first six months of 1998, an increase of $93,584,000 or 22.2%. The increase is attributable to the opening of new stores and the expansion of existing stores and an increase in comparable store sales of 12.4%. Management believes that the increase in comparable store sales was primarily attributable to favorable customer reaction to the Company's product offerings and merchandise assortment.

    Gross profit as a percentage of net sales increased to 49.9% in the first six months of 1999 from 48.9% in the first six months of 1998. This increase in gross margin primarily reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division, and in the first quarter of 1999, a greater percentage of merchandise being sold at full price, offset in part by a higher markdown rate on goods that were sold below full price, compared with the first quarter of 1998.

    Selling, general and administrative expenses represented 37.8% of net sales in the first six months of 1999, compared to 39.2% of net sales in the first six months of 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase during the first quarter in the provision for management performance bonus expense and an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

--------------------------------------------------------------------------------

    As a result of the foregoing, the Company had operating income of $56,954,000, or 11.1% of net sales, in the first six months of 1999, compared to operating income of $35,330,000, or 8.4% of net sales, in the first six months of 1998. Amortization of goodwill was $5,520,000 in each of the first six months of 1999 and 1998. Operating income, without giving effect to goodwill amortization, was $62,474,000, or 12.1% of net sales, in the 1999 period and $40,850,000, or 9.7% of net sales, in the 1998 period.

     Interest expense was $5,584,000 in the first six months of 1999 and $8,974,000 in the first six months of 1998. The decrease in interest expense is attributable to the forgiveness during the second quarter of 1999 of the intercompany note, the redemption of the 8-3/4% Notes, and to greater interest income earned on cash on hand, offset in part by interest expense on the Note Payable to ATSC that was issued in the second quarter of 1999.

    The income tax provision was $22,432,000, or 44.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $12,656,000, or 48.5% of income before income taxes and extraordinary loss, in the 1998 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     On July 22, 1999, the Company redeemed its outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in the first six months of Fiscal 1999 of $962,000, net of income tax benefit.

    As a result of the foregoing factors, the Company had net income of $27,166,000, or 5.3% of net sales, for the first six months of 1999, compared to net income of $13,463,000 or 3.2% of net sales, for the first six months of 1998.

--------------------------------------------------------------------------------

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

    All material computer software, hardware and equipment in the Company's sourcing offices located outside of the United States, and U.S. home offices, distribution center and retail stores that was not Year 2000 compliant has been remediated or replaced.

    Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.4
--------------------------------------------------------------------------------
million, of which approximately $1.3 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and $165,000 in the first six months of Fiscal 1999), and $1.1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first six months of 1999).

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

    The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a

--------------------------------------------------------------------------------
disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company has developed contingency plans for its business functions and is in the process of analyzing the plans to ensure their adequacy. The Company anticipates this evaluation will be completed by the end of the third quarter of Fiscal 1999.

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

-------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    As previously disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999, ATSC, the
Company, certain current and former officers and directors of ATSC and the Company, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of ATSC in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's
November 9, 1998 order granting the defendants' motions to dismiss the amended complaint with prejudice for its failure to state a claim upon which relief may be granted and its failure to plead fraud with particularity. It is the Company's understanding that Merrill Lynch, its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of Merrill Lynch, have reached a settlement with the plaintiffs, and the action as against these defendants has been remanded by the Court of Appeals to the District Court for proceedings in connection with that settlement. The appeal as against the remaining defendants, including ATSC and the Company, has been fully briefed and is scheduled for oral argument before the Court of Appeals on September 15, 1999. Because this appeal is presently pending, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)   Exhibits:

        4.1      Indenture,   dated  as  of  June  18,  1999,  between  the
                    Company, ATSC, and The Bank of New York, as Trustee. Incorporated by reference to Exhibit 4.01 to the Registration Statement of ATSC filed on September 13, 1999.

        10.5.2   Amendment  #2 to  the  Employment  Agreement,  dated
                    August 12, 1999, between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.6.1 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 31, 1999 filed on September 14, 1999.


--------------------------------------------------------------------------------

          10.17.6 First Amendment to the Credit Agreement, dated as of September 7, 1999, among the Company, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to
                    Exhibit 10.19.6 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended July 31, 1999 filed on September 14, 1999.

          27      Financial Data Schedule

  (b)   Reports on Form 8-K:

                The Company filed a report dated June 11, 1999 with the Commission on Form 8-K on June 15, 1999, and a report dated June 21, 1999 was filed with the Commission on Form 8-K on June 22, 1999, with respect to ATSC's intention and subsequent completion of a sale, through a private placement, of a new issue of discounted convertible subordinated debentures due 2019 and that the proceeds of the offering were used in connection with the redemption, on July 22, 1999, of the $100,000,000 outstanding 8-3/4% subordinated notes due 2000 issued by AnnTaylor, Inc.


--------------------------------------------------------------------------------

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AnnTaylor, Inc.



Date: September 14, 1999            By: /s/  J. Patrick Spainhour
      ---------------------             ---------------------------------
                                             J. Patrick Spainhour
                                             Chairman and Chief Executive
                                             Officer




Date:  September 14, 1999           By: /s/  Barry Erdos
      ---------------------             ---------------------------------
                                             Barry Erdos
                                             Executive Vice President -
                                             Chief Financial Officer and
                                             Treasurer