Form 10-Q
period 1999-10-30
ANNTAYLOR INC
filed 1999-12-14
CIK 850090

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended October 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
           Class                            November 26, 1999
           -----                            -----------------
  Common Stock, $1.00 par value                     1


     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================


                          INDEX TO FORM 10-Q







                                                                    Page No.
                                                                    --------
   PART I. FINANCIAL INFORMATION

      Item 1.Financial Statements

             Condensed Consolidated Statements of Operations
               for the Quarters and Nine Months Ended October 30,
               1999
               and October 31, 1998.....................................3
             Condensed Consolidated Balance Sheets at
               October 30, 1999 and January 30, 1999....................4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended October 30, 1999 and
               October 31, 1998.........................................5
             Notes to Condensed Consolidated Financial Statements.......6

      Item 2.Management's Discussion and Analysis of Results
               of Operations................................ ...........8


   PART II.OTHER INFORMATION

      Item 1.Legal Proceedings.........................................13

      Item 6.Exhibits and Reports on Form 8-K..........................14


================================================================================

                  PART I. FINANCIAL INFORMATION



Item 1.    Financial Statements





                          ANNTAYLOR, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Quarters and Nine Months Ended October 30, 1999 and
                         October 31, 1998
                            (unaudited)

                                        Quarters Ended       Nine Months Ended
                                        --------------       -----------------
                                       Oct. 30,  Oct. 31,    Oct. 30,   Oct. 31,
                                        1999     1998         1999      1998
                                        ----     ----         ----      ----

                                              (in thousands)

Net sales..........................   $272,289   $227,535   $787,436   $649,098
Cost of sales .....................    122,414    103,117    380,319    318,412
                                       -------    -------    -------    -------
Gross profit ......................    149,875    124,418    407,117    330,686
Selling, general and
   administrative expenses ....        108,122     91,571    302,890    256,989
Amortization of goodwill ..........      2,760      2,760      8,280      8,280
                                       -------    -------    -------    -------
Operating income ..................     38,993     30,087     95,947     65,417
Interest expense ..................        866      4,718      6,450     13,692
Other expense, net ................        541         73      1,351        310
                                       -------    -------    -------    -------
Income before income taxes and
   extraordinary loss                   37,586     25,296     88,146     51,415
Income tax provision ..............     16,138     11,222     38,570     23,878
                                       -------    -------    -------    -------
Income before extraordinary loss .. 21,448 14,074 49,576 27,537 Extraordinary loss (net of income tax benefit
    of $641,000) ..................         --         --        962         --
                                       -------    -------    -------    -------
Net income.........................   $ 21,448   $ 14,074   $ 48,614   $ 27,537
                                      ========   ========   ========   ========





     See accompanying notes to condensed consolidated financial statements.


================================================================================

                         ANNTAYLOR, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
               October 30, 1999 and January 30, 1999


                                                       October 30, January 30,
                                                           1999       1999
                                                           ----       ----
                                                       (unaudited)
                                                            (in thousands)
                              ASSETS
Current assets
    Cash and cash equivalents ........................   $ 50,467   $ 67,031
    Accounts receivable, net .........................     77,244     71,049
    Merchandise inventories ..........................    165,334    136,748
    Prepaid expenses and other current assets ........     29,673     23,637
                                                         --------   --------
      Total current assets ...........................    322,718    298,465
Property and equipment, net ..........................    171,440    151,785
Goodwill, net ........................................    311,419    319,699
Deferred financing costs, net ........................      5,661      2,627
Other assets .........................................      3,568      2,841
                                                         --------   --------
      Total assets ...................................   $814,806   $775,417
                                                         ========   ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
    Accounts payable .................................   $ 65,672   $ 65,419
    Accrued salaries and bonus .......................     19,537     17,132
    Accrued tenancy ..................................      8,235      8,465
    Accrued expenses .................................     31,626     37,535
    Current portion of long-term debt ................      1,282      1,206
                                                         --------   --------
      Total current liabilities ......................    126,352    129,757
Long-term debt .......................................    114,072    204,576
Other liabilities ....................................     13,341     12,386
Commitments and contingencies
Stockholder's equity
    Common stock, $1.00 par value; 1 share authorized;
     1 share issued and outstanding ..................          1          1
    Additional paid-in capital .......................    438,491    354,762
    Retained earnings ................................    122,549     73,935
                                                         --------   --------
         Total stockholder's equity ..................    561,041    428,698
                                                         --------   --------
         Total liabilities and stockholder's equity ..   $814,806   $775,417
                                                         ========   ========


    See accompanying notes to condensed consolidated financial statements.


================================================================================

                       ANNTAYLOR, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended October 30, 1999 and October 31,
                             1998
                         (unaudited)
                                                          Nine Months Ended
                                                          -----------------
                                                        October 30,  October 31,
                                                            1999        1998
                                                            ----        ----

                                                             (in thousands)
Operating activities:
  Net income..........................................   $ 48,614    $ 27,537
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
    Extraordinary loss ...............................      1,603        --
    Provision for loss on accounts receivable ........        672       1,086
    Depreciation and amortization ....................     22,882      21,798
    Amortization of goodwill .........................      8,280       8,280
    Non-cash interest ................................      1,982         955
    Amortization of deferred compensation ............      1,151         301
    Deferred income taxes ............................     (2,000)       (218)
    Loss on disposal of property and equipment........      1,217         336
      (Increase) decrease in:
        Receivables ..................................     (6,867)    (10,642)
        Merchandise inventories ......................    (28,586)    (51,292)
        Prepaid expenses and other
           current assets ............................     (5,036)     (2,947)
      Increase (decrease) in:
        Accounts payable .............................        253      19,707
        Accrued expenses .............................     (3,734)     13,133
        Other non-current assets and liabilities, net       1,229         149
                                                          -------     -------
  Net cash provided by operating activities ..........     41,660      28,183
                                                          -------     -------
Investing activities:
  Purchases of property and equipment ................    (43,755)    (30,502)
                                                          -------     -------
  Net cash used by investing activities ..............    (43,755)    (30,502)
                                                          -------     -------
Financing activities:
  Payments on mortgage ...............................       (897)       (832)
  Parent company activity ............................     91,953         659
  Redemption of 8-3/4% Notes .........................   (101,375)        ---
  Payment of deferred financing costs ................     (4,150)     (2,653)
                                                          -------     -------
  Net cash used by financing activities ..............    (14,469)     (2,826)
                                                          -------     -------
Net decrease in cash .................................    (16,564)     (5,145)
Cash, beginning of period ............................     67,031      31,369
                                                          -------     -------
Cash, end of period...................................   % 50,467    $ 26,224
                                                          =======     =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest............   %  6,804    $ 11,675
                                                          =======     =======
  Cash paid during the period for income taxes........   % 34,334    $ 23,080
                                                          =======     =======


  See accompanying notes to condensed consolidated financial statements.

================================================================================

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

     Detailed footnote information is not included for the quarters ended October 30, 1999 and October 31, 1998. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


2.  LONG-TERM DEBT



     The following summarizes long-term debt outstanding at October 30, 1999:

                                           (in thousands)
       Note Payable to ATSC,
        net of discount of $87,978,000......  $111,094
       Mortgage.............................     4,260
                                               -------
          Total debt ......................    115,354
       Less current portion.................     1,282
                                               -------
          Total long-term debt..............  $114,072
                                              ========

================================================================================

                          ANNTAYLOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


2.  LONG-TERM DEBT (CONTINUED)



     To facilitate the securities repurchase program described in Note 3 and the Company's capital expenditure program, on September 7, 1999 the Company entered into an amendment to its senior secured revolving credit facility (the "Credit Facility") with its bank lending group that eliminated the Credit Facility's limitation on annual capital expenditures, replacing it with a fixed charge coverage ratio covenant, and specifically permits the securities repurchase program. Additionally, the Company elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 from $150,000,000 effective September 3, 1999, and the term of the Credit Facility was extended to June 30, 2001.



3.    SECURITIES REPURCHASE PROGRAM


     During the third quarter of Fiscal 1999, the Board of Directors authorized the Company's participation in the securities repurchase program of AnnTaylor Stores Corporation, the Company's parent corporation ("ATSC"), under which ATSC and the Company were authorized to purchase up to $40 million of ATSC's common stock and/or its convertible debentures due 2019 (the "Convertible Debentures") through open market purchases and/or in privately negotiated transactions. As of October 30, 1999, ATSC repurchased 700,000 shares of its common stock for an aggregate purchase price of $26,816,000. During November 1999, ATSC purchased an additional 332,500 shares of its common stock for an aggregate purchase price of $13,118,000, completing the securities repurchase program. All of the repurchased shares became treasury shares of ATSC and may be used for general corporate and other purposes. No Convertible Debentures were repurchased under the program.


================================================================================

TEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


                                         Nine Months Ended
                                         -----------------
                                       October 30,  October 31,
                                           1999        1998
                                           ----        ----
Number of Stores:
   Open at beginning of period ......      365         324
   Opened during period .............       44          37
   Expanded during period*  .........        7           6
   Closed during period .............        7           2
   Open at end of period ............      402         359
Type of Stores Open at End of Period:
   Ann Taylor stores ................      318         303
   Ann Taylor Factory Stores ........       11          14
   Ann Taylor Loft stores ...........       73          42

--------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



NINE MONTHS  ENDED  OCTOBER 30, 1999  COMPARED TO NINE MONTHS ENDED
OCTOBER 31, 1998

     The Company's net sales in the first nine months of 1999 increased to $787,436,000 from $649,098,000 in the first nine months of 1998, an increase of $138,338,000 or 21.3%. The increase is attributable to the opening of new stores, the expansion of existing stores and an increase in comparable store sales of 10.9%. Management believes that the increase in comparable store sales was primarily attributable to favorable customer reaction to the Company's product offerings and merchandise assortment.

     Gross profit as a percentage of net sales increased to 51.7% in the first nine months of 1999 from 50.9% in the first nine months of 1998. This increase in gross margin primarily reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division, offset in part by a higher markdown rate on goods that were sold below full price. Gross margin also benefited in the first quarter of 1999 from a greater percentage of merchandise being sold at full price compared to the first quarter of 1998.

     Selling, general and administrative expenses represented 38.5% of net sales in the first nine months of 1999, compared to 39.6% of net sales in the first nine months of 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on
================================================================================
fixed expenses resulting from increased comparable store sales and improved operating efficiencies, partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

     As a result of the foregoing, the Company had operating income of $95,947,000, or 12.2% of net sales, in the first nine months of 1999, compared to operating income of $65,417,000, or 10.1% of net sales, in the first nine months of 1998. Amortization of goodwill was $8,280,000 in each of the first nine months of 1999 and 1998. Operating income, without giving effect to goodwill amortization, was $104,227,000, or 13.2% of net sales, in the 1999 period and $73,697,000, or 11.4% of net sales, in the 1998 period.

     Interest expense was $6,450,000 in the first nine months of 1999 and $13,692,000 in the first nine months of 1998. The decrease in interest expense is attributable to the forgiveness during the second quarter of 1999 of the intercompany note issued by the Company to ATSC in August 1998, the redemption during the second quarter of 1999 of the Company's 8-3/4% Notes due 2000, and to greater interest income earned on cash on hand, offset in part by interest expense on the Note Payable to ATSC that was issued in the second quarter of 1999.

     The income tax provision was $38,570,000, or 43.8% of income before income taxes and extraordinary loss, in the 1999 period, compared to $23,878,000, or 46.4% of income before income taxes in the 1998 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     On July 22, 1999, the Company redeemed its outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in the first nine months of Fiscal 1999 of $962,000, net of income tax benefit.

     As a result of the foregoing factors, the Company had net income of $48,614,000, or 6.2% of net sales, for the first nine months of 1999, compared to net income of $27,537,000 or 4.2% of net sales, for the first nine months of 1998.

================================================================================

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

     Over the past few years, the Company's strategic plan has included significant investment in and modernization of many of the Company's computer systems. As a result, much of the costs and timing for replacement of certain of the Company's systems that were not Year 2000 compliant were already anticipated as part of the Company's planned information systems spending and did not need to be accelerated as a result of the Company's Year 2000 project. The total cost to the Company specifically associated with addressing the Year 2000 issue with respect to its systems and equipment has not been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. The Company estimates that the total additional cost of managing its Year 2000 project, remediating existing systems and replacing non-compliant systems, is approximately $2.4 million, of which approximately $1.3 million is being expensed as incurred (including $965,000 expensed in Fiscal 1998, and

================================================================================

$275,000 in the first nine months of Fiscal 1999), and $1.1 million which was capitalized (including $855,000 capitalized in Fiscal 1998 and approximately $175,000 in the first nine months of 1999).

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

     The Company has been communicating with its business partners, including key manufacturers, vendors, banks and other third parties with whom it does business, to obtain information regarding their state of readiness with respect to the Year 2000 issue. During the first quarter of fiscal 1999, the Company completed an initial assessment of the Year 2000 readiness of those third parties whose services are most significant to the Company's business. The Company has continued to monitor the Year 2000 readiness of its key suppliers of goods and services throughout the year. Failure of third parties to remediate Year 2000 issues affecting their respective businesses on a timely basis, or to implement contingency plans sufficient to permit uninterrupted continuation of their businesses in the event of a failure of their systems, could have a material adverse effect on the Company's business and results of operations. Potential interruptions of such third parties' business or service to the Company resulting from Year 2000 issues will be addressed in the Company's contingency planning efforts, discussed below.

     The Company's Year 2000 compliance project includes development of a contingency plan designed to support critical business operations in the event of the occurrence of systems failures or the occurrence of reasonably likely worst case scenarios. The Company operates a large number of retail stores in widely disbursed geographical locations, and Company merchandise is manufactured by a large number of suppliers. The Company believes that these factors will help to mitigate the adverse impact of potential Year 2000 failures by third party suppliers or utilities. The Company believes that the most reasonably likely worst case scenarios would involve an interruption of the supply of merchandise to the Company's stores, as a result of the delay in completion of the Company's merchandise orders by manufacturers, or a delay in the delivery of merchandise to the Company's stores due to a disruption of service at ports of export or at the U.S. port of import, or a disruption in service by transportation providers, or a disruption in operation of the Company's distribution center. The Company has developed contingency plans for its

================================================================================
business functions and has analyzed the plans to ensure their adequacy to address potential disruption to the extent practicable.

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

================================================================================

                   PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the Securities and Exchange Commission on March 29, 1999, ATSC, the Company, certain current and former officers and directors of ATSC and the Company, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of ATSC in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y.
1996)). On November 9, 1998, the District Court issued an order granting the defendant's motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. Merrill Lynch, its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of Merrill Lynch, have reached a proposed settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000 plus interest, which is subject to court approval. The action as against these defendants has been remanded by the Court of Appeals to the District Court for proceedings in connection with that settlement. The District Court has certified the class only for the purpose of effecting the proposed settlement. The settling parties seek the entry of a contribution bar order that purportedly would bar and enjoin any non-settling defendant from making any claim for contribution against any of the settling defendants or released parties. A settlement hearing has been set by the District Court for December 14, 1999. The appeal as against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

================================================================================

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

        27      Financial Data Schedule


(b)   Reports on Form 8-K:

        None




================================================================================

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AnnTaylor, Inc.



Date: December 14, 1999             By: /s/  J. Patrick Spainhour
       ----------------                ---------------------------
                                          J. Patrick Spainhour
                                            Chairman and Chief
                                            Executive Officer




Date:  December 14, 1999            By: /s/  Barry Erdos
       ----------------                ---------------------------
                                             Barry Erdos
                                        Executive Vice President -
                                        Chief Financial Officer
                                            and Treasurer