Form 10-K
period 2000-01-29
ANNTAYLOR INC
filed 2000-04-18
CIK 850090

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 .


               For the fiscal year ended January 29, 2000
               ------------------------------------------

                                       OR
                                       --

|_| TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934.
                           Commission File No. 1-11980
                           ---------------------------


                                 ANNTAYLOR, INC.
              ----------------------------------------------------
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



          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------
                                      None.
                                      -----


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None.
                                      -----


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No__.

      As of February 25, 2000, 1 share of Common Stock was outstanding.


                      Documents Incorporated by Reference:
                      ------------------------------------
                                      None


      The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

      AnnTaylor, Inc. (the "Company" or "AnnTaylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

      As of January 29, 2000, the Company operated 405 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 319 Ann Taylor stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of January 29, 2000, the Company operated 75 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls and strip shopping centers. At January 29, 2000, over 40 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      At January 29, 2000, the Company also operated 11 Ann Taylor Factory stores in factory outlet centers. These stores serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. Many of these stores also offer a limited selection of original priced Ann Taylor Loft merchandise.

      From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings, and fragrance and personal care products in both Ann Taylor and Ann Taylor Loft stores. In Fall of 2000, the Company intends to test market its own line of color cosmetics in a select group of Ann Taylor stores.

      The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction in 1989.

                                          -1-
--------------------------------------------------------------------------------

STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

    Sections of this Annual Report on Form 10-K contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures".


ITEM 2.  PROPERTIES

      As of January 29, 2000, the Company operated 405 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

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


ITEM 3.  LEGAL PROCEEDINGS

      On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York, against ATSC, the Company, certain officers and directors of ATSC and the Company, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995, due to alleged false and misleading statements about the Company and ATSC. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice, for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000 plus interest. On or about

--------------------------------------------------------------------------------

December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution. The appeal as against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                                      -3-
--------------------------------------------------------------------------------

                                     PART II
                                     -------





ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public market for the common stock of the Company. All of the outstanding stock of the Company, consisting of one share of common stock is owned by ATSC.

      The payment of dividends by Ann Taylor to ATSC is subject to certain restrictions under the Company's Credit Facility described below under
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". From time to time, the Company pays dividends to ATSC in amounts sufficient to fund ATSC's operating expenses.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

      The following table sets forth certain sales and store data for the periods indicated:

                                                       Fiscal Year
                                          -----------------------------------
                                             1999          1998          1997
                                             ----          ----          ----
      Net sales ($000)...................$1,084,519     $911,939    $ 781,028
      Total net sales increase
        (decrease) percentage............      18.9%        16.8%        (2.1)%
      Comparable store sales increase
        (decrease) percentage............       8.4%         7.9%        (5.5)%
      Net sales per average square foot..$      502     $    474    $     445
      Total store square footage
        at end of period................. 2,280,000    2,038,000    1,808,000
      Number of
        New stores.......................        47           45           27
        Expanded stores..................         8            8            9
        Closed stores....................         7            4           12
      Total stores open at end of period.       405          365          324


      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


                                      -4-
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

      The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                                         Fiscal Year
                                             ---------------------------------
                                              1999          1998         1997
                                              ----          ----         ----
    Net sales............................    100.0%        100.0%       100.0%
    Cost of sales........................     49.4          50.0         52.7
                                              ----          ----         ----
        Gross profit.....................     50.6          50.0         47.3
    Selling, general and administrative
      expenses...........................     38.1          38.4         39.5
    Retirement of assets.................      ---           0.4          ---
    Amortization of goodwill.............      1.0           1.2          1.4
                                              ----           ---         ----
        Operating income.................     11.5          10.0          6.4
    Interest income......................      0.4           0.2          0.1
    Interest expense.....................      1.1           2.2          2.7
    Other expense, net...................      0.1           ---          ---
                                              ----           ---         ----
    Income before income taxes and
      extraordinary loss.................     10.7           8.0          3.8
    Income tax provision.................      4.6           3.7          2.3
                                              ----           ---         ----
    Income before extraordinary loss.....      6.1           4.3          1.5
    Extraordinary loss...................      0.1           ---          ---
                                              ----           ---         ----
    Net income...........................      6.0%          4.3%         1.5%
                                              ====          ====         ====



FISCAL 1999 COMPARED TO FISCAL 1998

      The Company's net sales increased to $1,084,519,000 over $911,939,000 in Fiscal 1998, an increase of $172,580,000, or 18.9%. Comparable store sales for Fiscal 1999 increased 8.4%, compared to an increase of 7.9% in Fiscal 1998. The sales increase was primarily attributable to the opening of new stores, the expansion of existing stores and the net increase in comparable store sales in 1999. Management believes that the increase in comparable store sales was the result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.6% in 1999 from 50.0% in 1998. This increase in gross margin reflects a higher initial markup rate, reflecting on-going improvements achieved by the Company's sourcing division, offset in part by a higher markdown rate on goods that were sold below full price.

      Selling, general and administrative expenses were $413,058,000, or 38.1% of net sales, in 1999, compared to $349,955,000, or 38.4% of net sales, in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies. The benefits of this leverage were partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand and increased investment in infrastructure, including in the Company's stores organization, to support the planned expansion of the Company's Ann Taylor Loft business.

      Operating income increased to $124,407,000, or 11.5% of net sales, in 1999 from $91,587,000, or 10.0% of net sales, in 1998. Amortization of goodwill was $11,040,000, or 1.0% of net sales, in 1999 compared to $11,040,000, or 1.2% of net sales, in 1998. Operating income without giving effect to such amortization was $135,447,000, or 12.5 % of net sales, in 1999 and $102,627,000, or 11.2% of net sales, in 1998.

      Interest income was $4,378,000 in 1999 compared to $2,241,000 in 1998. The increase was primarily attributable to interest income earned on increased cash on hand for the portion of the fiscal year prior to execution, in the second half of 1999, of ATSC's securities repurchase program described below under "Liquidity and Capital Resources".

                                      -5-
--------------------------------------------------------------------------------

      Interest expense was $11,814,000 in 1999 compared to $20,358,000 in 1998. The decrease in interest expense is attributable to the forgiveness during the second quarter of 1999 of a note (the "intercompany note") payable by the Company to ATSC in August 1998 referred to below and the redemption during the second quarter of 1999 of the Company's 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes") referred to below, offset in part by interest expense on a promissory note to ATSC (the "Note Payable to ATSC") that was issued in the second quarter of 1999. The weighted average interest rate on the Company's outstanding indebtedness at January 29, 2000 was 3.88% compared to 8.60% at January 30, 1999.

      The income tax provision was $50,221,000, or 43.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $33,579,000, or 46.1% of income before income taxes in 1998. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      On July 22, 1999, the Company redeemed its outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit.

      As a result of the foregoing factors, the Company had net income of $64,531,000, or 6.0% of net sales, for 1999, compared to net income of $39,324,000, or 4.3% of net sales, for 1998.


FISCAL 1998 COMPARED TO FISCAL 1997

      The Company's net sales increased to $911,939,000 in Fiscal 1998 over $781,028,000 in Fiscal 1997, an increase of $130,911,000, or 16.8%. Comparable store sales for Fiscal 1998 increased 7.9%, compared to a decrease of 5.5% in Fiscal 1997. The sales increase was primarily attributable to the opening of new stores, the expansion of existing stores and the net increase in comparable store sales in 1998. Management believes that the net increase in comparable store sales was the result of improved customer acceptance of the Company's product offerings and merchandise assortment.

      Gross profit as a percentage of net sales increased to 50.0% in 1998 from 47.3% in 1997. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected in Fiscal 1998 to change the method by which the Company accounts for inventory, from the retail method to the average cost method. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000. Under the retail method, gross margin as a percentage of net sales would have been approximately 49.8%. The increase in gross margin reflects continued merchandise margin improvements resulting from the maturation of the Company's sourcing organization, since the acquisition of the Company's sourcing joint venture in September 1996, as well as a reduction in markdowns as a percentage of sales.

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

      Interest income was $2,241,000 in 1998 compared to $1,157,000 in 1997. The increase was primarily attributable to interest income earned on increased cash on hand.
                                      -6-
--------------------------------------------------------------------------------

      Interest expense was $20,358,000 in 1998 compared to $21,146,000 in 1997. The decrease in interest expense was primarily attributable to a decrease in the Company's outstanding long-term debt, resulting in part from the prepayment in July 1997 of a $24,500,000 term loan. The weighted average interest rate on the Company's outstanding indebtedness at January 30, 1999 was 8.60% compared to 8.59% at January 31, 1998.

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


CHANGES IN FINANCIAL POSITION

      Accounts receivable decreased to $67,092,000 at the end of 1999 from $71,049,000 at the end of 1998, a decrease of $3,957,000, or 5.6%. This decrease was primarily attributable to construction allowance receivables, which decreased $4,079,000 to $8,406,000 in 1999.

      Merchandise inventories increased to $140,026,000 at January 29, 2000 from $136,748,000 at January 30, 1999, an increase of $3,278,000, or 2.4%. The increase in merchandise inventories is primarily due to inventory purchased for new store square footage. Merchandise inventories at January 29, 2000 and January 30, 1999 included approximately $22,959,000 and $32,329,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. Total square footage increased to approximately 2,280,000 square feet at January 29, 2000 from approximately 2,038,000 square feet at January 30, 1999. Merchandise inventory on a per square foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 1999 as well as 1998. Inventory turned 4.8 times in 1999 compared to 5.0 times in 1998, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of working capital are cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                          Fiscal Year
                                                 ----------------------------
                                                    1999     1998      1997
                                                    ----     ----      ----
                                                    (dollars in thousands)

    Cash provided by operating activities....... $ 98,299  $ 75,535  $ 71,589
    Working capital............................. $151,368  $168,708  $122,181
    Current ratio...............................   2.26:1    2.30:1    2.39:1
    Debt to equity ratio........................    .22:1     .48:1     .28:1

      Cash provided by operating activities, as presented on the consolidated statements of cash flows, increased in 1999 principally as a result of earnings, noncash charges and decreases in net long term assets and receivables partially offset by decreases in accounts payable and accrued liabilities and increases in deferred income taxes, prepaid expenses and other current assets and merchandise inventories.

                                      -7-
--------------------------------------------------------------------------------

      The Company's principal credit facility is a bank credit facility that it entered into in June 1998 with a syndicate of lenders (the "Credit Facility"). The Company uses the Credit Facility for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes. The lenders' commitment under the Credit Facility was originally $150,000,000. The Credit Facility had an original maturity date of June 30, 2000, subject to extension upon the satisfaction of certain conditions. Effective September 3, 1999, the Company elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 and extended the term of the Credit Facility to June 30, 2001.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1999, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2000 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 29, 2000 were approximately $69,649,000.

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

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including a specified fixed charge ratio and specified levels of net worth.

      The lenders have been granted a pledge of the common stock of ATSC and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.

      The Company had outstanding an intercompany note payable of $100,625,000 to ATSC. During the second quarter of Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000, and the balance was forgiven by ATSC. This forgiveness of debt constitutes a contribution of capital by ATSC to the Company.

      In the second quarter of Fiscal 1999, the Company issued a promissory note, as amended, to ATSC of an aggregate of $199,072,000 principal amount at maturity. The Note Payable to ATSC was issued, as amended, by the Company during the second quarter of 1999 for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

      On July 22, 1999, the Company redeemed all of the outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and year to date period of $962,000, net of income tax benefit.

                                      -8-
--------------------------------------------------------------------------------

      The Company and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 29, 2000 was $3,950,000.

      The Company's capital expenditures totaled $53,409,000, $45,131,000, and $22,945,000, in Fiscal 1999, 1998 and 1997, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and, in Fiscal 1999 and 1998, the Company's corporate offices. The Company expects its total capital expenditure requirements in Fiscal 2000 will be approximately $78,000,000, including capital for new store construction for a planned square footage increase of approximately 460,000 square feet, or 20%, as well as capital to support continued investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

      On September 9, 1999, the Company announced its participation in a securities repurchase program of ATSC, authorized by its Board of Directors, pursuant to which ATSC and the Company were authorized to purchase up to $40,000,000 of ATSC's common stock and/or Convertible Debentures, through open market purchases and privately negotiated transactions. In January 2000, the Board of Directors authorized a $50,000,000 increase in the securities repurchase program, bringing the total amount of securities that may be repurchased under the program to $90,000,000. In the third and fourth quarters of 1999, ATSC repurchased an aggregate of 3,012,500 shares of its Common Stock, for an aggregate repurchase price of $89,900,000 (exclusive of brokerage commissions), pursuant to this program. All of the repurchased shares became treasury shares of ATSC and may be used for general corporate and other purposes. No Convertible Debentures were repurchased.

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

      Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method, which traces each inventory unit and its cost, is a preferable method for matching the cost of merchandise with the revenues generated. The retail method does not provide for individual unit cost information. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000. It is not possible to determine the effect of the change on income in fiscal periods ending prior to February 1, 1998 as no cost information was available.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this statement and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections  of this  Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in an Ann Taylor Internet Website; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in "Legal Proceedings" that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company maintains the majority of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

      The Company's outstanding long-term debt as of January 29, 2000 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of January 29, 2000, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
          29, 2000, January 30, 1999 and January 31, 1998.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                      -10-
--------------------------------------------------------------------------------

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of documents filed as part of this Annual Report:

          The following consolidated financial statements of the Company are included on pages 17 through 34 and are filed as part of this Annual
          Report: Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998; Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999; Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998; Notes to Consolidated Financial Statements.

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

   4.1 Indenture, dated as of June 18, 1999, between the Company, ATSC and the Bank of New York, as Trustee. Incorporated by reference to
             Exhibit 4.01 to the Registration Statement of ATSC filed on September 13, 1999.

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

   10.2.3 Extension and Amendment to Lease dated as of October 1, 1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of the Company for the Quarter ended October 30, 1993 filed on November 26, 1993.

   10.2.4 Modification of Amendment and Extension to Lease, dated as of April 14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.


                                      -11-
--------------------------------------------------------------------------------

Exhibit Number
--------------

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

   10.2.11 Eleventh Amendment to Lease, dated as of May 15, 1998, between Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of ATSC filed on March 29, 1999.

   10.2.12 Sublease Agreement, dated as of February 23, 1999, between Societe Air France (formerly known as Compagnie Nationale Air France) and the Company. Incorporated by reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

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

   10.5.2 Amendment #2 to the Employment Agreement, dated August 12, 1999, between ATSC and J. Patrick Spainhour. Incorporated by reference to
             Exhibit 10.6.2 to the Form 10-Q of ATSC for the Quarter ended July 31, 1999 filed on September 14, 1999. Confidential treatment has been granted with respect to certain portions of this exhibit.

   10.5.3 Amendment #3 to the Employment Agreement, dated March 10, 2000, between ATSC and J. Patrick Spainhour. Incorporated by reference to
             Exhibit 10.5.3 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

--------------------------------------------------------------------------------

Exhibit Number
--------------

   10.6 Employment Agreement dated November 25, 1996 between ATSC and Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

   10.6.1 Amendment #1 to the Employment Agreement, dated February 16, 2000, between ATSC and Patricia DeRosa. Confidential treatment has been requested with respect to certain portions of this exhibit. Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.7 Employment Agreement dated September 20, 1996 between Ann Taylor and Dwight F. Meyer. Incorporated by reference to Exhibit 10.4 to the Form 10-Q of Ann Taylor for the Quarter ended November 2, 1996 filed on December 17, 1996.

   10.8 The AnnTaylor Stores Corporation 1992 Stock Option and Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

   10.8.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan, as
             approved  by  stockholders  on  June  18,  1997.   Incorporated  by
             reference to Exhibit 10.15.1 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

   10.8.2  Amendment  to  the  AnnTaylor   Stores   Corporation   Amended  and
             Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to
             Exhibit 10 of Form 8-K of ATSC filed on March 12, 1998.

   10.8.3 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of ATSC for the Quarter ended April 2, 1998 filed on June 16, 1998.

   10.8.4 Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992 Stock Option and Restricted Stock and Unit Award Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.9    AnnTaylor  Stores  Corporation   Amended  and  Restated  Management
             Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

   10.9.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

   10.9.2 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.10   Associate Stock Purchase Plan. Incorporated by reference to Exhibit
             10.31 to the Form 10-Q of ATSC for the Quarter Ended October 31, 1992 filed on December 15, 1992.

   10.11   AnnTaylor   Stores   Corporation   Deferred    Compensation   Plan.
             Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

                                      -13-
--------------------------------------------------------------------------------

Exhibit Number
--------------

   10.11.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of ATSC for the Quarter Ended July 29, 1995 filed on September 11, 1995.

   10.12 Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

   10.13 Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

   10.14 Commitment Letter dated as of May 7, 1998 among the Company, Bank of America National Trust and Savings Association, BancAmerica
             Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of ATSC for the Quarter Ended May 2, 1998 filed on June 16, 1998.

   10.15   Credit Agreement,  dated as of June 30, 1998 among the Company,
             Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to
             Exhibit 10.28 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.1 Trademark Security Agreement, dated as of June 30, 1998, made by Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.2 Guaranty, dated as of June 30, 1998, made by the Company in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.3 Security and Pledge Agreement, dated as of June 30, 1998, made by ATSC in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.4 Security and Pledge Agreement, dated as of June 30, 1998 made by Ann Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.5 Subsidiary Guaranty, dated as of June 30, 1998 made by AnnTaylor Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

   10.15.6 First Amendment to the Credit Agreement, dated as of September 7, 1999, among the Company, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.17.6 to the Form 10-Q of ATSC for the Quarter Ended July 31, 1999 filed on September 14, 1999.

--------------------------------------------------------------------------------

Exhibit Number
--------------

   10.15.7 Second Amendment to the Credit Agreement, dated December 1999, among the Company, Bank of America, N.A., Citibank, N.A., First Union National Bank, and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.15.7 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.16 AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement dated May 1, 1998 filed on May 6, 1998.

   10.16.1 Amendment  to  the  AnnTaylor  Stores  Corporation  Long-Term  Cash
             Inventive   Compensation   Plan,   dated  as  of  March  10,  2000.
             Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.17 Separation Agreement dated March 25, 1999 between the Company and Walter Parks. Incorporated by reference to Exhibit 10.21 to the Form 10-Q of ATSC for the Quarter Ended May 1, 1999 filed on June 1, 1999.

   10.18 AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   18      Preferability  letter  relating  to the  change  in  accounting principle. Incorporated by reference to Exhibit 18 to the Form 10-Q of ATSC for the Quarter Ended May 2, 1998 filed on June
             16, 1998.

   23      Consent of Deloitte & Touche LLP



   27      Financial Data Schedule.

                                      -15-
--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANNTAYLOR, INC.

                                      By:    /s/ J. Patrick Spainhour
                                             ---------------------------
                                                 J. Patrick Spainhour
                                            Chairman and Chief Executive Officer

Date:  April 18, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ J. Patrick Spainhour      Chairman and Chief Executive     April 18, 2000
   ---------------------------      Officer and Director
       J. Patrick Spainhour



   /s/ Patricia DeRosa           President and Chief Operating    April 18, 2000
   ---------------------------      Officer and Director
       Patricia DeRosa



   /s/ Barry Erdos               Executive Vice President -       April 18, 2000
   --------------------------       Chief Financial Officer
       Barry Erdos                    and Treasurer



   /s/ James M. Smith            Vice President and Controller    April 18, 2000
   --------------------------       Principal Accounting Officer
       James M. Smith



   /s/ Gerald S. Armstrong       Director                         April 18, 2000
   --------------------------
       Gerald S. Armstrong



   /s/ James J. Burke, Jr.       Director                         April 18, 2000
   --------------------------
       James J. Burke, Jr.



   /s/ Wesley E. Cantrell        Director                         April 18, 2000
   --------------------------
       Wesley E. Cantrell



   /s/ Robert C. Grayson         Director                         April 18, 2000
   --------------------------
       Robert C. Grayson



   /s/ Ronald W. Hovsepian       Director                         April 18, 2000
   --------------------------
       Ronald W. Hovsepian



   /s/ Rochelle B. Lazarus       Director                         April 18, 2000
   --------------------------
       Rochelle B. Lazarus



   /s/ Hanne M. Merriman         Director                         April 18, 2000
   --------------------------
       Hanne M. Merriman



                                      -16-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page No.
                                                                    --------

Independent Auditors' Report......................................     18

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
        January 29, 2000, January 30, 1999 and January 31, 1998...     19

     Consolidated Balance Sheets as of January 29, 2000 and
        January 30, 1999..........................................     20

     Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and
        January 31, 1998..........................................     21

     Notes to Consolidated Financial Statements...................     22

                                      -17-

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT




To the Stockholder of
   ANNTAYLOR, INC.:


      We have audited the accompanying consolidated financial statements of AnnTaylor, Inc. and its subsidiaries, listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, during the fiscal year ended January 30, 1999, the Company changed its method of inventory valuation to the average cost method from the retail method.


DELOITTE & TOUCHE LLP



New York, New York
March 6, 2000
                                      -18-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       For the Fiscal Years Ended January 29, 2000, January 30, 1999 and
                                January 31, 1998




                                                Fiscal Years Ended
                                         -----------------------------------
                                         January 29, January 30, January 31,
                                             2000        1999       1998
                                         ----------- ----------- -----------

                                                  (in thousands)

Net sales..............................  $1,084,519  $ 911,939   $ 781,028
Cost of sales..........................    536,014     455,724     411,756
                                          --------    --------    --------
Gross profit...........................    548,505     456,215     369,272
Selling, general and administrative
  expenses.............................    413,058     349,955     308,232
Retirement of assets...................        ---       3,633         ---
Amortization of goodwill...............     11,040      11,040      11,040
                                          --------    --------    --------

Operating income.......................    124,407      91,587      50,000
Interest income........................      4,378       2,241       1,157
Interest expense.......................     11,814      20,358      21,146
Other expense, net.....................      1,257         567         548
                                          --------    --------    --------

Income before income taxes and
   extraordinary loss..................    115,714      72,903      29,463
Income tax provision...................     50,221      33,579      17,466
                                          --------    --------    --------

Income before extraordinary loss.......     65,493      39,324      11,997
Extraordinary loss (net of income tax
  benefit of $641,000, $0 and
  $130,000, respectively)..............        962         ---         173
                                          --------    --------     -------

    Net income.........................  $  64,531   $  39,324   $  11,824
                                          ========    ========    ========


            See accompanying notes to consolidated financial statements.

                                      -19-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                      January 29, 2000 and January 30, 1999







                                                         January 29, January 30,
                                                              2000        1999
                                                             --------   --------
                           ASSETS                       (in thousands)
Current assets
  Cash and cash equivalents............................... $ 35,081   $ 67,031
  Accounts receivable, net ...............................   67,092     71,049
  Merchandise inventories ................................  140,026    136,748
  Prepaid expenses and other current assets ..............   29,390     23,637
                                                           --------   --------
      Total current assets ...............................  271,589    298,465
Property and equipment, net ..............................  173,639    151,785
Goodwill, net ............................................  308,659    319,699
Deferred financing costs, net ............................    5,358      2,627
Other assets .............................................    5,872      2,841
                                                           --------   --------
      Total assets........................................ $765,117   $775,417
                                                           ========   ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable........................................ $ 56,175   $ 65,419
  Accrued salaries and bonus .............................   23,297     17,132
  Accrued tenancy ........................................    7,800      8,465
  Gift certificates and merchandise credits redeemable ...   15,618     12,102
  Accrued expenses .......................................   16,031     25,433
  Current portion of long-term debt ......................    1,300      1,206
                                                           --------   --------
      Total current liabilities ..........................  120,221    129,757
Long-term debt, net ......................................  114,485    204,576
Deferred lease costs and other liabilities ...............   14,789     12,386

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares authorized;
   1 share issued and outstanding ........................        1          1
  Additional paid-in capital .............................  377,155    354,762
  Retained earnings ......................................  138,466     73,935
                                                           --------   --------
      Total stockholder's equity .........................  515,622    428,698
                                                           --------   --------
      Total liabilities and stockholder's equity.......... $765,117   $775,417
                                                           ========   ========



           See accompanying notes to consolidated financial statements.

                                      -20-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Fiscal Years Ended January 29, 2000, January 30, 1999
                              and January 31, 1998



                                                                                  Fiscal Years Ended
                                                                     -------------------------------------------
                                                                     January 29,        January 30,  January 31,
                                                                         2000              1999          1998
                                                                      ---------         ---------    ---------
                                                                                     (in thousands)
Operating activities:
   Net income .....................................................   $  64,531         $  39,324    $  11,824
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Extraordinary loss ........................................       1,603              --            303
        Provision for loss on accounts receivable .................       1,032             1,476        1,795
        Depreciation and amortization .............................      30,347            28,783       27,803
        Amortization of goodwill ..................................      11,040            11,040       11,040
        Amortization of deferred compensation .....................       1,877               465        1,065
        Non-cash interest .........................................       3,026             1,290        1,419
        Deferred income taxes .....................................      (3,843)            3,966       (2,687)
        Loss on disposal of property and equipment ................       1,219             4,175          248
        Changes in assets and liabilities:
              Decrease (increase) in receivables ..................       2,925           (12,314)       1,599
              Decrease (increase) in merchandise inventories ......      (3,278)          (39,514)       3,003
              Decrease (increase) in prepaid expenses and
                  other current assets ............................      (5,680)           (5,581)       1,894
              Decrease in other non-current assets and liabilities,
                  net .............................................       3,131               679        2,861
           Increase (decrease) in accounts payable and
             and accrued liabilities ..............................      (9,631)           41,746        9,422
                                                                      ---------         ---------    ---------
   Net cash provided by operating activities ......................      98,299            75,535       71,589
                                                                      ---------         ---------    ---------
Investing activities:
   Purchases of property and equipment ............................     (53,409)          (45,131)     (22,945)
                                                                      ---------         ---------    ---------
   Net cash used by investing activities ..........................     (53,409)          (45,131)     (22,945)
                                                                      ---------         ---------    ---------
Financing activities:
   Parent company activity ........................................      29,891             9,036          869
   Repayment of term loan .........................................          --                --      (24,500)
   Term loan prepayment penalty ...................................          --                --         (184)
   Payments of mortgage ...........................................      (1,206)           (1,119)        (416)
   Redemption of 8 3/4% Notes .....................................    (101,375)               --           --
   Payment of deferred financing costs ............................      (4,150)           (2,659)         (69)
                                                                      ---------         ---------    ---------
   Net cash provided (used by) financing activities ...............     (76,840)            5,258      (24,300)
                                                                      ---------         ---------    ---------
Net increase (decrease) in cash ...................................     (31,950)           35,662       24,344
Cash, beginning of year ...........................................      67,031            31,369        7,025
                                                                      ---------         ---------    ---------
Cash, end of year .................................................   $  35,081         $  67,031    $  31,369
                                                                      =========         =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest .........................   $   9,405         $  18,582    $  19,251
                                                                      =========         =========    =========

   Cash paid during the year for income taxes .....................   $  51,222         $  33,934    $  17,220
                                                                      =========         =========    =========

                 See accompanying notes to consolidated financial statements.

                                      -21-
--------------------------------------------------------------------------------

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

     Certain Fiscal 1998 and 1997 amounts have been reclassified to conform to the Fiscal 1999 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks.


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturities of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. Effective February 1, 1998, the Company elected to change its method of inventory valuation from the retail method to the average cost method. The Company believes the average cost method is a preferable method for matching the cost of merchandise with the revenues generated. This is principally because the average cost method traces each individual unit sold during a period and its individual cost, while the retail method estimates the cost value of the inventory sold, instead of using the actual cost of each individual unit. The cumulative effect of this accounting change on February 1, 1998 was not material. The effect of this accounting change on Fiscal 1998 net income was an increase of $1,272,000. It is not possible to determine the effect of the change on income in any previously reported fiscal years as no cost information was available.

      The  majority  of  the  Company's  inventory   represents  finished  goods
available for sale.

                                      -22-
--------------------------------------------------------------------------------

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


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at January 29, 2000 and January 30, 1999 was $1,628,000 and $3,119,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,650,000 for Fiscal 1999, $8,422,000 for Fiscal 1998 and $8,568,000 for Fiscal
1997.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC is being amortized on a straight-line basis over 40 years. Goodwill relating to the acquisition, in 1996, of the operations comprising the Company's sourcing division, is being amortized on a straight-line basis over 25 years. Accumulated amortization at January 29, 2000 and January 30, 1999 was $109,931,000 and $98,891,000, respectively.

      The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company compares the carrying value of its long-lived assets to an estimate of their expected future cash flows (undiscounted and without interest charges) to evaluate the reasonableness of the carrying value and remaining depreciation or amortization period. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in customers' homes. Advertising costs were $25,700,000, $17,800,000 and $10,500,000 in Fiscal 1999, 1998 and 1997,
respectively.


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

                                      -23-
--------------------------------------------------------------------------------

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


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this statement and believes its adoption will not affect the Company's consolidated financial position, results of operations or cash flows.


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at January 29, 2000 and January 30, 1999:

                                                        January 29, 2000     January 30, 1999
                                                      --------------------  -------------------
                                                      Carrying   Estimated  Carrying  Estimated
                                                        Amount  Fair Value    Amount Fair Value
                                                      --------   --------   --------   --------
                                                                     (in thousands)
Mortgage...........................................   $  3,950   $  3,950   $  5,157   $  5,157
8 3/4% Notes ......................................       --         --      100,000    101,875
Intercompany note .................................       --         --      100,625    100,625
Note payable to ATSC, net .........................    111,835    111,835       --         --
                                                      --------   --------   --------   --------
       Total debt .................................    115,785    115,785    205,782    207,657
Less current portion ..............................      1,300      1,300      1,206      1,206
                                                      --------   --------   --------   --------
       Total long-term debt........................   $114,485   $114,485   $204,576   $206,451
                                                      ========   ========   ========   ========


                                      -24-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.  LONG-TERM DEBT (CONTINUED)

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

      The Company's principal credit facility is a bank credit facility that it entered into in June 1998 with a syndicate of lenders (the "Credit Facility"). The Company uses the Credit Facility for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes. The lenders' commitment under the Credit Facility was originally $150,000,000. The Credit Facility had an original maturity date of June 30, 2000, subject to extension upon the satisfaction of certain conditions. Effective September 3, 1999, the Company elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 and extended the term of the Credit Facility to June 30, 2001.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 1999, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at January 29, 2000 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at January 29, 2000 were approximately $69,649,000.

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

      The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including a specified fixed charge coverage ratio and specified levels of net worth.

      The lenders have been granted a pledge of the common stock of ATSC and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.


                                      -25-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.  LONG-TERM DEBT (CONTINUED)

      In the second quarter of Fiscal 1999, the Company issued a promissory note, as amended, to ATSC of an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued, as amended, by the Company during the second quarter of 1999 for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

      On July 22, 1999, the Company redeemed all of its outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes"), at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter and year to date period of $962,000, net of income tax benefit.

      The Company had outstanding a note (the "intercompany note") payable of $100,625,000 to ATSC. The intercompany note was issued by the Company on August 28, 1998 and had interest and payment terms substantially similar to the terms of the 8 1/2% Convertible Subordinated Debentures Due 2016 that were issued in 1996 by ATSC to AnnTaylor Finance Trust. ATSC had pledged the intercompany note to the lenders as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility. During the second quarter of Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000 and the balance was forgiven by ATSC. The forgiveness of debt constituted a contribution of capital by ATSC to the Company.

      The Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at January 29, 2000 was $3,950,000.

      The aggregate principal payments for the next five years of all long-term obligations at January 29, 2000 are as follows :

         Fiscal Year                                    (in thousands)
         -----------
           2000............................................$ 1,300
           2001............................................  1,400
           2002............................................  1,250
           2003............................................    ---
           2004............................................    ---
                                                            ------
           Total...........................................$ 3,950
                                                            ======


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On June 29, 1999, AnnTaylor Finance Trust redeemed all of the outstanding preferred

                                      -26-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.  PREFERRED SECURITIES (CONTINUED)

securities. All but $100,000 of the liquidation amount of the preferred securities were tendered for conversion into an aggregate of 5,116,717 shares of ATSC common stock prior to the redemption date, at a conversion price of $19.65 per share of ATSC common stock, or 2.545 shares of ATSC common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 is as follows:

                                                    Fiscal Years Ended
                                              ---------------------------------
                                             January 29, January 30, January 31,
                                                 2000       1999        1998
                                               -------    -------      -------
                                                         (in thousands)

   Balance at beginning of year ............   $   820    $   812    $   811
   Provision for loss on accounts receivable     1,032      1,476      1,795
   Accounts written off ....................    (1,186)    (1,468)    (1,794)
                                               -------    -------    -------
   Balance at end of year ..................   $   666    $   820    $   812
                                               =======    =======    =======



5.  COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

      Future minimum lease payments under non-cancelable operating leases at January 29, 2000 are as follows:

      Fiscal Year                                   (in thousands)
      -----------
        2000.........................................$  95,655
        2001.........................................   94,422
        2002.........................................   91,391
        2003.........................................   85,413
        2004.........................................   81,065
        2005 and thereafter..........................  288,433
                                                       -------
        Total........................................$ 736,379
                                                       =======
                                      -27-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Rent expense for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 was as follows:

                                                 Fiscal Years Ended
                                       ----------------------------------------
                                       January 29,   January 30,    January 31,
                                           2000          1999          1998
                                           ----          ----          ----
                                                   (in thousands)

      Minimum rent.....................   $72,763      $66,358      $59,495
      Percentage rent..................     3,131        2,414        1,671
                                            -----        -----        -----
           Total.......................   $75,894      $68,772      $61,166
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

      In addition, ATSC, Ann Taylor, certain directors and former officers and directors of ATSC and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. have been named as defendants in a purported class action lawsuit filed in April 1996 by certain alleged stockholders, alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period from February 3, 1994 through May 4, 1995. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants") reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution. The appeal as against the remaining defendants, including the Company, is pending before the Second Circuit Court of Appeals. As a result, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.


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

                                      -28-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.  ENTERPRISE-WIDE OPERATING INFORMATION (CONTINUED)

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


7.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                        Fiscal Years Ended
                                                    -------------------------
                                                    January 29,   January 30,
                                                        2000           1999
                                                        ----           ----
                                                         (in thousands)

          Land and building..........................$  8,774      $  8,683
          Leasehold improvements..................... 110,573        93,168
          Furniture and fixtures..................... 169,521       153,395
          Construction in progress...................  23,518        11,059
                                                      -------       -------
                                                      312,386       266,305
          Less accumulated depreciation
            and amortization......................... 138,747       114,520
                                                      -------       -------
               Net property and equipment............$173,639      $151,785
                                                      =======       =======


8.  OTHER EQUITY AND STOCK OPTION PLANS

REPURCHASE PROGRAM

     During the third quarter of Fiscal 1999, the Company's Board of Directors authorized the Company's participation in a program under which ATSC and the Company were authorized to purchase up to $40,000,000 of ATSC's common stock and/or Convertible Debentures through open market purchases and/or in privately negotiated transactions. On January 10, 2000, the Board of Directors increased the amount of securities that could be purchased under the program to $90,000,000. As of January 29, 2000, ATSC had repurchased 3,012,500 shares of its common stock for an aggregate purchase price of $89,900,000 (exclusive of brokerage commissions), completing the securities repurchase program. All of the repurchased shares of ATSC became treasury shares and may be used for general corporate or other purposes. No Convertible Debentures were purchased.


ASSOCIATE DISCOUNT STOCK PURCHASE PLAN

     In Fiscal 1999, ATSC established an Associate Discount Stock Purchase Plan (the "Plan") through which participating eligible employees may purchase shares of ATSC's common stock semiannually, at a price equal to the lower of 85% of the closing price of ATSC's common stock on the grant date or the purchase date of each semiannual stock purchase period. Participating employees pay for their stock purchases under the Plan by authorizing limited payroll deductions of up to a maximum of 15% of their compensation. No shares of ATSC's common stock will be issued pursuant to the Plan until Fiscal 2000. At January 29, 2000, there were 250,000 shares of ATSC common stock available for future issuance under this Plan.
                                      -29-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



8.  OTHER EQUITY AND STOCK OPTION PLANS (CONTINUED)

STOCK OPTION PLANS

      ATSC accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of option awards been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ATSC would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income before extraordinary loss, after taking into account such expense would have been $63.9 million, $38.4 million and $11.0 million for Fiscal 1999, 1998 and 1997, respectively. For purposes of this calculation, ATSC arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998: risk-free interest rate of 4.9%, 5.4% and 6.2%, respectively; expected life of 4.0 years, 4.0 years and 5.0 years, respectively; and expected volatility of 49.1%, 59.4% and 67.9%, respectively.


9.   EXTRAORDINARY ITEMS

      On July 22, 1999, the Company applied the proceeds received from the issuance of its Notes Payable to ATSC to redeem the outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit of $641,000.

      On July 2, 1997, the Company used available cash to prepay $24,500,000, the outstanding balance of its term loan due September 1998, which resulted in an extraordinary charge to earnings in Fiscal 1997 of $173,000, net of income tax benefit of $130,000.


10.  NONRECURRING CHARGES

RETIREMENT OF ASSETS

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of assets relinquished during the renovation of the Company's corporate offices.

                                      -30-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



11.   INCOME TAXES

      The provision for income taxes for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 consists of the following:

                                                Fiscal Years Ended
                                        ----------------------------------
                                        January 29,January 30,  January 31,
                                           2000       1999         1998
                                           ----       ----         ----
                                                 (in thousands)
    Federal:
      Current...........................$ 41,682    $21,589     $14,427
      Deferred..........................  (3,033)     2,748      (1,917)
                                          -------    ------      -------
        Total federal...................  38,649     24,337      12,510
                                          ------     ------      ------
    State and local:
      Current...........................  11,856      7,869       5,538
      Deferred..........................    (809)     1,217        (769)
                                          -------    ------      -------
        Total state and local...........  11,047      9,086       4,769
                                          ------     ------      ------
    Foreign:
      Current...........................     525        156         187
      Deferred..........................     ---        ---         ---
                                          ------     ------      ------
        Total foreign...................     525        156         187
                                          ------     ------      ------
      Total.............................$ 50,221    $33,579     $17,466
                                          ======     ======      ======


      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 is as follows:

                                               Fiscal Years Ended
                                        ----------------------------------
                                        January 29,January 30, January 31,
                                           2000       1999        1998
                                           ----       ----        ----

                                                 (in thousands)

Income before income taxes and
   exraordinary loss....................$ 115,714  $ 72,903    $ 29,463
                                          =======   =======     =======
Federal statutory rate..................      35%        35%         35%
                                          ======    =======     =======
Provision for income taxes at
   federal statutory rate...............$ 40,500   $ 25,516    $ 10,312
State and local income taxes,
   net of federal income
   tax benefit..........................   6,278      4,660       3,800
Non-deductible amortization of goodwill.   3,500      3,500       3,500
Earnings of foreign subsidiaries........      79       (188)       (314)
Other...................................    (136)        91         168
                                          -------   -------     -------
Provision for income taxes..............$ 50,221   $ 33,579    $ 17,466
                                          ======    =======     =======

                                      -31-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



11.   INCOME TAXES (CONTINUED)

      The tax effects of significant items comprising the Company's deferred tax assets (liabilities) as of January 29, 2000 and January 30, 1999 are as follows:

                                                  January 29,   January 30,
                                                      2000          1999
                                                      ----          ----

                                                      (in thousands)
    Current:
     Inventory..................................   $  2,071    $    128
     Accrued expenses...........................      2,306       3,812
     Real estate................................     (2,050)     (1,686)
     Other......................................        ---         ---
                                                    -------     -------
    Total current...............................   $  2,327    $  2,254
                                                    =======     =======
    Noncurrent:
     Accrued expenses...........................   $    763    $    ---
     Depreciation and amortization..............     (2,936)     (5,510)
     Rent expense...............................      5,168       4,786
     Other......................................        327         276
                                                    -------     -------
    Total noncurrent............................   $  3,322    $   (448)
                                                    =======     ========

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at January 29, 2000 amounted to approximately $6,852,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,137,000.


 12. RETIREMENT PLANS

      SAVINGS PLAN. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of the Company and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 1999, Fiscal 1998 and Fiscal 1997 were $697,000, $592,000 and $519,000, respectively.

      PENSION PLAN. Substantially all full-time employees of the Company and its subsidiaries are covered under a noncontributory defined benefit pension plan. Through December 31, 1997, the pension plan was a "cash balance pension plan", under which each participant accrued a benefit based on compensation and years of service with the Company. As of January 1, 1998, the plan was amended and the formula to calculate benefits was changed to a career average formula. The new career average formula was used to determine the funding status of the plan beginning in Fiscal 1997. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

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

                                      -32-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



 12. RETIREMENT PLANS (CONTINUED)

      The following table provides information for the Pension Plan at January 29, 2000, January 30, 1999 and January 31, 1998:

                                                    Fiscal Years Ended
                                            ------------------------------------
                                            January 29,  January 30, January 31,
                                                2000        1999         1998
                                                ----        ----         ----

                                                       (in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year ......  $ 4,642      $ 3,820      $ 3,413
Service cost ...............................    1,129          669          571
Interest ...................................      340          292          250
Plan amendments ............................     --           --             81
Actuarial loss (gain) ......................       19          348         (103)
Benefits paid ..............................   (1,176)        (487)        (392)
                                              -------      -------      -------
Benefit obligation, end of year ............    4,954        4,642        3,820
                                              -------      -------      -------
Change in plan assets:
Fair value of plan assets,
  beginning of year ........................    7,486        5,128        4,745
Actual return on plan assets ...............      763        1,205          907
Employer contribution (refund) .............    2,416        1,640         (132)
Benefits paid ..............................   (1,176)        (487)        (392)
                                              -------      -------      -------
Fair value of plan assets, end of year .....    9,489        7,486        5,128
                                              -------      -------      -------
Funded status (fair value of plan
   assets less benefit obligation) .........    4,535        2,844        1,308
Unrecognized net actuarial gain ............   (1,621)      (1,675)      (1,361)
Unrecognized prior service cost ............       63           69           75
                                              -------      -------      -------
Prepaid benefit cost........................  $ 2,977      $ 1,238      $    22
                                              =======      =======      =======

Net pension cost includes the following components:

                                                      Fiscal Years Ended
                                           -------------------------------------
                                           January 29,   January 30, January 31,
                                              2000          1999         1998
                                              ----          ----         ----
                                                        (in thousands)

Service cost..............................$   1,129     $    669    $     571
Interest cost.............................      340          292          250
Expected return on assets.................     (776)        (481)        (409)
Amortization of prior gains...............      (22)         (61)         (42)
Amortization of prior service cost........        6            6            6
                                            -------      -------     --------
Net periodic pension cost.................$     677     $    425    $     376
                                            =======      =======     ========

      For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, the following actuarial assumptions were used:

                                                      Fiscal Years Ended
                                           -------------------------------------
                                           January 29,   January 30, January 31,
                                              2000           1999        1998
                                              ----           ----        ----

Discount rate.............................    8.25%         6.75%        7.50%
Long-term rate of return on assets........    9.00%         9.00%        9.00%
Rate of increase in future compensation...    4.00%         4.00%        4.00%

                                      -33-
--------------------------------------------------------------------------------

                                 ANNTAYLOR, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



13. STOCKHOLDER'S EQUITY

      The following summarizes the changes in stockholder's equity during Fiscal 1999, Fiscal 1998 and Fiscal 1997:
                                                                         Total
                                               Additional                Stock-
                                       Common    Paid-in    Retained    holder's
                                        Stock    Capital    Earnings     Equity
                                       ------  ----------   --------    --------
                                                         (in thousands)

Balance at February 1, 1997............$   1    $443,952    $ 22,787   $466,740
   Net income..........................  ---         ---      11,824     11,824
   Parent company contributions........  ---       1,934         ---      1,934
                                         ---      ------       -----    -------
Balance at January 31, 1998............    1     445,886      34,611    480,498
   Net income..........................  ---         ---      39,324     39,324
   Parent company contributions........  ---       9,501         ---      9,501
   Intercompany note...................  ---    (100,625)      ---     (100,625)
                                         ---    --------       -----    -------
Balance at January 30, 1999............    1     354,762      73,935    428,698
   Net income..........................  ---        ---       64,531     64,531
   Parent company contributions........  ---      31,768         ---     31,768
   Forgiveness of intercompany note....  ---     100,625         ---    100,625
   Note payable to ATSC................  ---    (110,000)        ---   (110,000)
                                         ---    --------     -------    -------
Balance at January 29, 2000............$   1    $377,155    $138,466   $515,622
                                         ===     =======      =======    =======