Form 10-Q
period 2000-04-29
ANNTAYLOR INC
filed 2000-06-12
CIK 850090

UNITED STATES
                                -------------
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q
                                  ---------


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 2000

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No ___.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding as of
             Class                                    May 26, 2000
             -----                                    ------------
   Common Stock, $1.00 par value                             1


     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                               INDEX TO FORM 10-Q
                               ------------------




                                                                    Page No.
                                                                    --------
   PART I.  FINANCIAL INFORMATION
   -------  ---------------------

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters Ended April 29, 2000
                  and May 1, 1999..................................... 3
               Condensed Consolidated Balance Sheets at
                  April 29, 2000 and January 29, 2000................  4
               Condensed Consolidated Statements of Cash Flows
                  for the Quarters Ended April 29, 2000 and
                  May 1, 1999........................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Results
                  of Operations......................................  7


   PART II. OTHER INFORMATION
   --------------------------

      Item 6.  Exhibits and Reports on Form 8-K......................  9

================================================================================

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1.     FINANCIAL STATEMENTS



                               ANNTAYLOR, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Quarters Ended April 29, 2000 and May 1, 1999
                                 (unaudited)



                                                        Quarters Ended
                                                     ----------------------
                                                     April 29,       May 1,
                                                       2000           1999

                                                     --------      --------
                                                         (in thousands)

Net sales...........................................$ 277,068     $ 249,400
Cost of sales.......................................  128,472       118,063
                                                     --------      --------
Gross profit........................................  148,596       131,337
Selling, general and administrative expenses........  124,097        97,823
Amortization of goodwill............................    2,760         2,760
                                                     --------      --------
Operating income....................................   21,739        30,754
Interest income.....................................      464           721
Interest expense....................................    1,796         5,042
Other expense, net..................................        6             1
                                                     --------      --------
Income before income taxes..........................   20,401        26,432
Income tax provision................................    9,119        11,677
                                                     --------      --------
   Net income.......................................$  11,282     $  14,755
                                                     ========      ========


    See accompanying notes to condensed consolidated financial statements.


================================================================================

                               ANNTAYLOR, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     April 29, 2000 and January 29, 2000


                                                             April 29,  Jan. 29,
                                                                2000      2000
                                                              -------    -------
                                                            (unaudited)
                           ASSETS                              (in thousands)
Current assets
  Cash and cash equivalents...............................   $ 27,178   $ 35,081
  Accounts receivable, net ...............................     71,733     67,092
  Merchandise inventories ................................    164,497    140,026
  Prepaid expenses and other current assets ..............     29,146     29,390
                                                              -------    -------
      Total current assets ...............................    292,554    271,589
Property and equipment, net ..............................    182,186    173,639
Goodwill, net ............................................    305,899    308,659
Deferred financing costs, net ............................      5,092      5,358
Other assets .............................................      5,431      5,872
                                                              -------    -------
      Total assets........................................   $791,162   $765,117
                                                              =======    =======
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable........................................   $ 64,727   $ 56,175
  Accrued salaries and bonus .............................     11,811     23,297
  Accrued tenancy ........................................      8,329      7,800
  Gift certificates and merchandise credits redeemable ...     12,949     15,618
  Accrued expenses .......................................     32,194     16,031
  Current portion of long-term debt ......................      1,326      1,300
                                                              -------    -------
      Total current liabilities ..........................    131,336    120,221
Long-term debt, net ......................................    114,915    114,485
Deferred lease costs and other liabilities ...............     16,361     14,789

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares authorized;
    1 share issued and outstanding .......................          1          1
  Additional paid-in capital .............................    378,801    377,155
  Retained earnings ......................................    149,748    138,466
                                                              -------    -------
      Total stockholder's equity .........................    528,550    515,622
                                                              -------    -------
      Total liabilities and stockholder's equity..........   $791,162   $765,117
                                                              =======    =======


            See accompanying notes to consolidated financial statements.

================================================================================

                           ANNTAYLOR, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Quarters Ended April 29, 2000 and May 1, 1999
                              (unaudited)
                                                               Quarters Ended
                                                             ------------------
                                                             April 29,    May 1,
                                                               2000       1999
                                                             -------    -------
                                                               (in thousands)

Operating activities:
  Net income................................................$ 11,282    $14,755
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loss on accounts receivable..............     121        291
     Depreciation and amortization..........................   8,219      7,569
     Amortization of goodwill...............................   2,760      2,760
     Amortization of deferred compensation..................     655        161
     Non-cash interest......................................   1,057        336
     Loss on disposal of property and equipment.............      93        653
     (Increase) decrease in:
       Receivables..........................................  (4,762)    (2,700)
       Merchandise inventories.............................. (24,471)       395
       Prepaid expenses and other current assets............     244     (1,328)
     Increase (decrease) in:
       Accounts payable.....................................   8,552    (17,399)
       Accrued liabilities..................................   2,537       (830)
       Other non-current assets and liabilities, net........   2,010        185
                                                             -------    -------
  Net cash provided by operating activities.................   8,297      4,848
Investing activities:
  Purchases of property and equipment....................... (16,857)   (13,137)
                                                             -------    -------
  Net cash used by investing activities..................... (16,857)   (13,137)

Financing activities:
  Payments on mortgage......................................    (316)      (294)
  Payment of financing costs................................     (19)       ---
  Parent company activity...................................     992      7,025
                                                             -------    -------
  Net cash provided by financing activities.................     657      6,731
                                                             -------    -------
Net decrease in cash........................................  (7,903)    (1,558)
Cash and cash equivalents, beginning of period..............  35,081     67,031
                                                             -------    -------
Cash and cash equivalents, end of period....................$ 27,178    $65,473
                                                             =======    =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest..................$    333    $ 2,503
                                                             =======    =======
  Cash paid during the period for income taxes..............$    867    $   744
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

    The results of operations for the 2000 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The January 29, 2000 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of the Company.

    Certain Fiscal 1999 amounts have been reclassified to conform to the Fiscal 2000 presentation.

    Detailed footnote information is not included for the quarters ended April 29, 2000 and May 1, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1999 Annual Report on Form 10-K.


2.  LONG-TERM DEBT
--  --------------

    The following summarizes long-term debt outstanding at April 29, 2000:


                                                   (in thousands)
        Mortgage...................................  $   3,634
        Note Payable to ATSC, net..................    112,607
                                                       -------
         Total debt ...............................    116,241
        Less current portion.......................      1,326
                                                       -------
           Total long-term debt....................  $ 114,915
                                                       =======

3.  ENTERPRISE-WIDE OPERATING INFORMATION
--  -------------------------------------

    The  Company is a  specialty  retailer  of  women's  apparel,  shoes,  and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that the customer base for its stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.

 .
================================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-------    -------------------------------------------------------------

RESULTS OF OPERATIONS
                                                           Quarters Ended
                                                        ---------------------
                                                        April 29,      May 1,
                                                           2000         1999
                                                        ---------      ------
    Number of Stores:
       Open at beginning of period.......................   405         365
       Opened during period..............................    17          11
       Expanded or remodeled during period*..............     2         ---
       Closed during period..............................     1           5
       Open at end of period.............................   421         371
    Type of Stores Open at End of Period:
       Ann Taylor stores.................................   320         309
       Ann Taylor Loft stores............................    88          50
       Ann Taylor Factory Stores.........................    13          12

----------------

    * Expanded stores are excluded from comparable store sales for the first year following expansion.



QUARTER ENDED APRIL 29, 2000 COMPARED TO QUARTER ENDED MAY 1, 1999

    The Company's net sales in the first quarter of 2000 increased to $277,068,000 from $249,400,000 in the first quarter of 1999, an increase of $27,668,000 or 11.1%. Comparable store sales for the first quarter of 2000 decreased 0.5%, compared to an increase of 16.9% in the first quarter of 1999. Management believes that the sales increase was primarily attributable to the opening of new stores, partially offset by the net decrease in comparable store sales. The net decrease in comparable store sales was the result of a sales shortfall in April that management believes was principally attributable to the unseasonably cold weather that affected many parts of the country during that month.

    Gross profit as a percentage of net sales increased to 53.6% in the first quarter of 2000 from 52.7% in the first quarter of 1999. This increase in gross margin primarily reflects improvements made in the Company's sourcing, merchandising and inventory management processes, which resulted in higher initial mark-ups and higher gross margins achieved on full price sales, compared to the first quarter of 1999.

================================================================================

   Selling,   general  and   administrative   expenses,   excluding   certain
nonrecurring expenses described below, represented 41.7% of net sales in the first quarter of 2000, compared to 39.2% of net sales in the first quarter of 1999. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000, or 3.1% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general, and administrative expenses as a percentage of net sales, excluding the nonrecurring charge, was primarily attributable to approximately $2,000,000 of expenses relating to the development of the Company's proposed Internet e-commerce web site, and also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations and marketing expenses, in support of the Company's strategic initiatives to enhance the Ann Taylor brand.

    As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $21,739,000, or 7.8% of net sales, in the first quarter of 2000, compared to operating income of $30,754,000, or 12.3% of net sales, in the first quarter of 1999. Amortization of goodwill was $2,760,000 in both the first quarter of 2000 and the first quarter of 1999. Operating income, without giving effect to goodwill amortization in either year or the nonrecurring charge described above, was $24,499,000, or 8.8% of net sales, in the first quarter of 2000 and $33,514,000, or 13.5% of net sales, in the first quarter of 1999.

    Interest income was $464,000 in the first quarter of 2000 compared to $721,000 in the first quarter of 1999. The decrease was primarily attributable to lower cash on hand as a result of the Company's use of cash to repurchase shares of common stock of AnnTaylor Stores Corporation ("ATSC") the company's parent company during the third and fourth quarters of Fiscal 1999.

    Interest expense was $1,796,000 in the first quarter of 2000 compared to $5,042,000 in the first quarter of 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, the intercompany note issued by the Company to ATSC in August 1998 was forgiven, and the Company's 8-3/4% Notes due 2000 were redeemed. These transactions were completed using, in part, the proceeds from the issuance in June 1999 of the Note Payable to ATSC, which bears interest at a rate of 3.75% per annum.

    The income tax provision was $9,119,000, or 44.7% of income before income taxes, in the first quarter of 2000 compared to $11,677,000, or 44.2% of income before income taxes, in the first quarter of 1999. The effective income tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

================================================================================

    As a result of the foregoing factors, the Company had net income of $11,282,000, or 4.1% of net sales, for the first quarter of 2000, compared to net income of $14,755,000, or 5.9% of net sales, for the first quarter of 1999.



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


                                          ANNTAYLOR, INC.



Date: June 12, 2000                       By: /s/  J. Patrick Spainhour
     -----------------------                  ----------------------------
                                                   J. Patrick Spainhour
                                               Chairman and Chief Executive
                                               Officer





Date:  June 12, 2000                          By: /s/  Barry Erdos
     -----------------------                  ----------------------------
                                                       Barry Erdos
                                               Executive Vice President -
                                               Chief Financial Officer and
                                               Treasurer