Form 10-Q
period 2000-07-29
ANNTAYLOR INC
filed 2000-09-08
CIK 850090

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended July 29, 2000

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

     Indicate  by check  mark  whether  registrant  (1) has  filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No______.

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
         Class                                       August 25, 2000
         -----                                       ---------------
   Common Stock, $1.00 par value                            1

     The  registrant  meets  the  conditions  set forth in  General  Instruction
H(1)(a) and (b) of Form 10-Q and is therefore  filing this form with the reduced disclosure format.

INDEX TO FORM 10-Q

                                                                      Page No.
                                                                      --------
   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                  for the Quarters and Sixth Months Ended July 29, 2000
                  and July 31, 1999....................................... 3
               Condensed Consolidated Balance Sheets at
                  July 29, 2000 and January 29, 2000...................... 4
               Condensed Consolidated Statements of Cash Flows
                  for the Sixth Months Ended July 29, 2000 and
                  July 31, 1999........................................... 5
               Notes to Condensed Consolidated Financial Statements....... 6

      Item 2.  Management's Discussion and Analysis of Results
                  of Operations........................................... 8

   PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.......................... 11

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended July 29, 2000 and July 31, 1999
(unaudited)

                                                         Quarters Ended          Six Months Ended
                                                       -------------------      -------------------
                                                       July 29,    July 31,     July 29,    July 31,
                                                         2000        1999        2000        1999
                                                       -------     -------      -------     -------

                                                                      (in thousands)

Net sales.........................................   $ 306,252   $ 265,747    $ 583,320   $ 515,147
Cost of sales ....................................     162,444     139,842      290,916     257,905
                                                       -------     -------      -------     -------
Gross profit .....................................     143,808     125,905      292,404     257,242
Selling, general and administrative expenses .....     116,049      97,761      240,146     195,584
Amortization of goodwill .........................       2,760       2,760        5,520       5,520
                                                       -------     -------      -------     -------
Operating income .................................      24,999      25,384       46,738      56,138
Interest income ..................................         806       1,397        1,270       2,118
Interest expense .................................       1,830       2,660        3,626       7,702
Other expense/(income), net ......................          13          (7)          19          (6)
                                                       -------     -------      -------     -------
Income before income taxes and extraordinary loss       23,962      24,128       44,363      50,560
Income tax provision .............................      10,536      10,755       19,655      22,432
                                                       -------     -------      -------     -------
Income before extraordinary loss .................      13,426      13,373       24,708      28,128
Extraordinary loss (net of income tax benefit
   of $641,000) ..................................        --           962         --           962
                                                       -------     -------      -------     -------

    Net income ...................................   $  13,426   $  12,411    $  24,708   $  27,166
                                                       =======     =======      =======     =======

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
July 29, 2000 and January 29, 2000
(unaudited)

                                                             July 29, January 29,
                                                               2000      2000
                                                             -------   ---------
                           ASSETS                               (in thousands)
Current assets
  Cash and cash equivalents .............................   $ 34,602   $ 35,081
  Accounts receivable, net ..............................     67,092     67,092
  Merchandise inventories ...............................    154,691    140,026
  Prepaid expenses and other current assets .............     34,210     29,390
                                                             -------    -------
      Total current assets ..............................    290,595    271,589
Property and equipment, net .............................    195,584    173,639
Goodwill, net ...........................................    303,139    308,659
Deferred financing costs, net ...........................      4,833      5,358
Other assets ............................................      7,284      5,872
                                                             -------    -------
      Total assets ......................................   $801,435   $765,117
                                                            ========   ========

            Liabilities and Stockholder's Equity
Current liabilities
  Accounts payable ......................................   $ 62,863   $ 56,175
  Accrued salaries and bonus ............................     15,947     23,297
  Accrued tenancy .......................................      9,066      7,800
  Gift certificates and merchandise credits redeemable ..     12,586     15,618
  Accrued expenses ......................................     26,019     16,031
  Current portion of long-term debt .....................      1,349      1,300
                                                             -------    -------
      Total current liabilities .........................    127,830    120,221

Long-term debt, net .....................................    115,346    114,485
Deferred lease costs and other liabilities ..............     15,427     14,789

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares authorized;
    1 share issued and outstanding ......................          1          1
  Additional paid-in capital ............................    379,657    377,155
  Retained earnings .....................................    163,174    138,466
                                                             -------    -------
      Total stockholder's equity ........................    542,832    515,622
                                                             -------    -------
      Total liabilities and stockholder's equity ........   $801,435   $765,117
                                                            ========   ========

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended July 29, 2000 and July 31, 1999
(unaudited)

                                                           Six Months Ended
                                                         ------------------

                                                         July 29,     July 31,
                                                           2000         1999
                                                         -------      -------
                                                            (in thousands)

Operating activities:
  Net income .......................................   $  24,708    $  27,166
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary loss ............................        --          1,603
     Provision for loss on accounts receivable .....         595          481
     Depreciation and amortization .................      16,521       15,205
     Amortization of goodwill ......................       5,520        5,520
     Non-cash interest .............................       2,114          985
     Amortization of deferred compensation .........       1,159          382
     Loss on disposal of property and equipment ....         859          885
     (Increase) decrease in:
       Receivables .................................        (595)       4,832
       Merchandise inventories .....................     (14,665)       2,360
       Prepaid expenses and other current assets ...      (4,820)      (3,122)
     Increase (decrease) in:
       Accounts payable ............................       6,688       (3,117)
       Accrued expenses ............................         873      (15,939)
       Other non-current assets and liabilities, net        (744)       1,082
                                                         -------      -------
  Net cash provided by operating activities ........      38,213       38,323
Investing activities:
  Purchases of property and equipment ..............     (39,357)     (27,486)
                                                         -------      -------
  Net cash used by investing activities ............     (39,357)     (27,486)

Financing activities:
  Payments on mortgage .............................        (638)        (593)
  Parent company activity ..........................       1,344      118,753
  Redemption of 8-3/4% Notes .......................        --       (101,375)
  Payment of financing costs .......................         (41)      (4,050)
                                                         -------      -------
  Net cash provided by financing activities ........         665       12,735
                                                         -------      -------
Net increase (decrease) in cash ....................        (479)      23,572
Cash and cash equivalents, beginning of period .....      35,081       67,031
                                                         -------      -------
Cash and cash equivalents, end of period ...........   $  34,602    $  90,603
                                                       =========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest .........   $   1,216    $   6,423
                                                       =========    =========
  Cash paid during the period for income taxes .....   $  22,411    $  19,956
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR, INC.NOTES
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

     Detailed footnote information is not included for the quarters ended July 29, 2000 and July 31, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1999 Annual Report on Form 10-K.

2.      Long-Term Debt

        The following summarizes long-term debt outstanding at July 29, 2000:

                                                   (in thousands)

        Mortgage...................................  $   3,312
        Note Payable to ATSC, net..................    113,383
                                                      --------
           Total debt .............................    116,695
        Less current portion.......................      1,349
                                                      --------
           Total long-term debt....................  $ 115,346
                                                      ========

3.      Enterprise-wide Operating Information

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

Item 2.      Management’s Discussion and Analysis of Results of Operations

Results of Operations

                                        Six Months Ended
                                       -------------------
                                       July 29,   July 31,
                                         2000       1999
                                         ----       ----

Number of Stores:
   Open at beginning of period......     405        365
   Opened during period.............      30         27
   Expanded during period*..........       2          2
   Closed during period.............       5          5
   Open at end of period............     430        387
Type of Stores Open at End of Period:
   Ann Taylor stores................     319        313
   Ann Taylor Loft stores...........      98         62
   Ann Taylor Factory Stores........      13         12
__________________

* Expanded stores are excluded from comparable store sales for the first year following expansion.

Six Months ended July 29, 2000 Compared to Six Months ended July 31, 1999

     The Company's net sales in the first six months of Fiscal 2000 increased to $583,320,000 from $515,147,000 in the first six months of Fiscal 1999, an increase of $68,173,000 or 13.2%. The increase is attributable to the opening of new stores and the expansion of existing stores and an increase in comparable store sales of 1.4%.

     Gross profit as a percentage of net sales increased to 50.1% in the first six months of 2000 from 49.9% in the first six months of 1999. This increase in gross margin primarily reflects improvements made in the Company's sourcing, merchandising and inventory management processes, which resulted in higher initial mark-ups and higher gross margins achieved on full price sales compared to the first six months of 1999 partially offset by aggressive end-of-season markdowns during the second quarter of 2000.

     Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were 39.7% of net sales in the first six months of 2000, compared to 38.0% of net sales in the first six months of 1999. Selling, general, and administrative expenses for the first six months of 2000 included approximately $3,300,000 of expenses relating to the development of the Company's proposed Internet e-commerce web site. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations expenses and marketing expenses, in support of the Company's strategic initiatives to enhance the Ann Taylor brand, offset in part by leverage achieved on certain other expenses as a result of increased sales. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 during the first quarter of fiscal 2000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value.

     As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $46,738,000, or 8.0% of net sales, in the first six months of 2000, compared to operating income of $56,138,000, or 10.9% of net sales, in the first six months of 1999. Amortization of goodwill was $5,520,000 in each of the first six months of Fiscal 2000 and Fiscal 1999. Operating income, without giving effect to goodwill amortization, was $52,258,000, or 9.0% of net sales, in the 2000 period and $61,658,000, or 12.0% of net sales, in the 1999 period.

     Interest income was $1,270,000 in the first six months of Fiscal 2000 compared to $2,118,000 in the first six months of Fiscal 1999. The decrease was primarily attributable to lower cash on hand, as a result of a dividend to the Company's parent AnnTaylor Stores Corporation ("ATSC") to facilitate the repurchase by ATSC of shares of its common stock during the third and fourth quarters of Fiscal 1999.

     Interest expense was $3,626,000 in the first six months of Fiscal 2000 and $7,702,000 in the first six months of Fiscal 1999. The decrease in interest expense was primarily attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, the intercompany note issued by the Company to ATSC in August 1998 was forgiven, and the Company's 8 3/4% Notes were redeeemed. These transactions were completed using, in part, the proceeds from the issuance in June 1999 of the Note Payable to ATSC, which bears interest at a rate of 3.75% per annum.

     The income tax provision was $19,655,000, or 44.3% of income before income taxes, in the 2000 period, compared to $22,432,000, or 44.4% of income before income taxes and extraordinary loss, in the 1999 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

     The redemption of the outstanding 8 3/4% Notes on July 22, 1999 resulted in an extraordinary charge to earnings in the first six months of Fiscal 1999 of $962,000.

     As a result of the foregoing factors, the Company had net income of $24,708,000, or 4.2% of net sales, for the first six months of 2000, compared to net income of $27,166,000 or 5.3% of net sales, for the first six months of 1999.

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits:
          27    Financial Data Schedule

(b)  Reports on Form 8-K:

          The Company filed a report dated June 21, 2000 with the  Commission on
     Form 8-K on June  26,  2000,  reporting  that the  United  States  Court of
     Appeals  for the  Second  Circuit  vacated  the  dismissal  of the  amended complaint in the purported class action lawsuit against the Company,  ATSC, certain  present and former  directors and officers of the Company and ATSC and Merrill Lynch & Co. and certain of its affiliates  (Novak v. Kasaks, et
     al., No. 96 CIV 3073 (S.D.N.Y. 1996)).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AnnTaylor, Inc.

Date:   September 8, 2000                 By: /s/ J. Patrick Spainhour
       ---------------------------            ------------------------
                                                  J. Patrick Spainhour
                                                  Chairman and Chief Executive
                                                      Officer

Date:   September 8, 2000                 By: /s/ Barry Erdos
       ---------------------------            ---------------
                                                  Barry Erdos
                                                  Executive Vice President -
                                                   Chief Financial Officer
                                                   and Treasurer