Form 10-Q
period 2000-10-28
ANNTAYLOR INC
filed 2000-12-11
CIK 850090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11980

ANNTAYLOR, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0297083 (I.R.S. Employer Identification Number)
142 West 57th Street, New York, NY (Address of principal executive offices)	10019 (Zip Code)

(212) 541-3300
(Registrant's telephone number, including area code)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d)  of the Securities Exchange Act of 1934 during the preceding 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  /x/  No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2000
Common Stock, $1.00 par value	1

         This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Quarters and Nine Months Ended October 28, 2000 and October 30, 1999	3
	Condensed Consolidated Balance Sheets at October 28, 2000 and January 29, 2000	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2000 and October 30, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations	8
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	10
Item 6.	Exhibits and Reports on Form 8-K	11

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended October 28, 2000 and October 30, 1999
(unaudited)

	Quarters Ended		Nine Months Ended
	Oct. 28, 2000	Oct. 30, 1999	Oct. 28, 2000	Oct. 30, 1999
	(in thousands, except per share amounts)
Net sales	$305,876	$272,289	$889,196	$787,436
Cost of sales	135,438	122,414	426,354	380,319
Gross profit	170,438	149,875	462,842	407,117
Selling, general and administrative expenses	125,162	108,479	365,308	304,063
Amortization of goodwill	2,760	2,760	8,280	8,280

Operating income	42,516	38,636	89,254	94,774
Interest income	448	1,118	1,718	3,236
Interest expense	1,883	1,984	5,509	9,686
Other expense(income), net	(19)	184	---	178
Income before income taxes and extraordinary loss	41,100	37,586	85,463	88,146
Income tax provision	17,223	16,138	36,878	38,570
Income before extraordinary loss	23,877	21,448	48,585	49,576
Extraordinary loss (net of income tax benefit of $641,000)	---	---	---	962

Net income	$23,877	$21,448	$48,585	$48,614

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
October 28, 2000 and January 29, 2000
(unaudited)

	October 28, 2000	January 29, 2000

(in thousands)
ASSETS

Current assets
Cash and cash equivalents	$19,229	$35,081
Accounts receivable, net	79,697	67,092
Merchandise inventories	214,919	140,026
Prepaid expenses and other current assets	22,110	29,390
Total current assets	335,955	271,589
Property and equipment, net	211,584	173,639
Goodwill, net	300,379	308,659
Deferred financing costs, net	4,559	5,358
Other assets	8,876	5,872
Total assets	$861,353	$765,117
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$76,407	$56,175
Accrued salaries & bonus	22,618	23,297
Accrued tenancy	9,847	7,800
Gift certificates and merchandise credits redeemable	12,174	15,618
Accrued expenses	39,515	16,031
Current portion of long-term debt	1,375	1,300
Total current liabilities	161,936	120,221

Long-term debt, net	115,779	114,485
Deferred lease costs and other liabilities	16,039	14,789
Commitments and contingencies
Stockholder's equity
Common stock, $1.00 par value; 1 share authorized;
1 share issued and outstanding	1	1
Additional paid-in capital	380,547	377,155
Retained earnings	187,051	138,466
Total stockholder's equity	567,599	515,622
Total liabilities and stockholder's equity	$861,353	$765,117

See accompanying notes to condensed consolidated financial statements.

ANNTAYLOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 28, 2000 and October 30, 1999
(unaudited)

	Nine Months Ended
	October 28, 2000	October 30, 1999

(in thousands)
Operating activities:
Net income	$48,585	$48,614
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	---	1,603
Provision for loss on accounts receivable	852	672
Depreciation and amortization	25,035	22,882
Amortization of goodwill	8,280	8,280
Non-cash interest	3,179	1,982
Amortization of deferred compensation	1,160	1,151
Deferred income taxes	(2,189)	(2,000)
Loss on disposal of property and equipment	1,791	1,217
(Increase)decrease in:
Receivables	(13,457)	(6,867)
Merchandise inventories	(74,893)	(28,586)
Prepaid expenses and other current assets	9,871	(5,036)
Increase (decrease) in:
Accounts payable	20,232	253
Accrued expenses	21,385	(3,734)
Other non-current assets and liabilities, net	(2,095)	1,229
Net cash provided by operating activities	47,736	41,660
Investing activities:
Purchases of property and equipment	(64,810)	(43,755)
Net cash used by investing activities	(64,810)	(43,755)
Financing activities:
Payment of deferred financing costs	(45)	(4,150)
Payments on mortgage	(965)	(897)
Redemption of 8¾% Notes	---	(101,375)
Proceeds from Issuance of Note Payable to ATSC	---	110,000
Parent company activity	2,232	(18,047)
Net cash provided by (used by) financing activities	1,222	(14,469)
Net decrease in cash	(15,852)	(16,564)
Cash, beginning of period	35,081	67,031
Cash, end of period	$19,229	$50,467
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,563	$6,804
Cash paid during the period for income taxes	$28,968	$34,334

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

      Detailed footnote information is not included for the quarters ended October 28, 2000 and October 30, 1999. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 1999 Annual Report on Form 10-K.

2.    Long-Term Debt

      The following summarizes long-term debt outstanding at October 28, 2000:

(in thousands)

Mortgage	$2,985
Note payable to ATSC, net	114,169
Total debt	117,154
Less current portion	1,375
Total long-term debt	$115,779

ANNTAYLOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    Enterprise-wide Operating Information

      The Company, through a subsidiary, is a specialty retailer of women's apparel, shoes, and accessories. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment. The Company believes that its customer base consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop.

Item 2.     Management's Discussion and Analysis of Results of Operations

Results of Operations

	Nine Months Ended
	October 28, 2000	October 30, 1999
Number of Stores:
Open at beginning of period	405	365
Opened during period	67	44
Expanded during period*	3	7
Closed during period	5	7
Open at end of period	467	402
Type of Stores Open at End of Period:
Ann Taylor stores	331	318
Ann Taylor Factory Stores	13	11
Ann Taylor Loft stores	123	73

*Expanded stores are excluded from comparable store sales for the first year following expansion.

Nine Months ended October 28, 2000 Compared to Nine Months ended October 30, 1999

      The Company's net sales in the first nine months of 2000 increased to $889,196,000 from $787,436,000 in the first nine months of 1999, an increase of $101,760,000, or 12.9%. The increase is attributable to the opening of new stores, the expansion of existing stores and an increase in comparable store sales of 1.0%.

      Gross profit as a percentage of net sales increased to 52.0% in the first nine months of 2000 from 51.7% in the first nine months of 1999.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were 40.1% of net sales in the first nine months of 2000, compared to 38.6% of net sales in the first nine months of 1999. Selling, general and administrative expenses for the first nine months of 2000 included approximately $5,700,000 of expenses relating to the development of an Internet e-commerce web site (an Online Store). Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses, and increases in Ann Taylor Loft store operations expenses, offset in part by leverage achieved on certain other expenses as a result of increased sales. The Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 during the first quarter of fiscal 2000, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value.

      As a result of the foregoing, the Company had operating income, after taking into account the nonrecurring charge, of $89,254,000, or 10.0% of net sales, in the first nine months of 2000, compared to operating income of $94,774,000, or 12.0% of net sales, in the first nine months of 1999. Amortization of goodwill was $8,280,000 in each of the first nine months of 2000 and 1999. Operating income, without giving effect to goodwill amortization, was $97,534,000, or 11.0% of net sales, in the 2000 period and $103,054,000, or 13.1% of net sales, in the 1999 period.

      Interest income was $1,718,000 in the first nine months of Fiscal 2000 compared to $3,236,000 in the first nine months of Fiscal 1999. The decrease was primarily attributable to lower cash on hand as a result of a dividend to the Company's parent AnnTaylor Stores Corporation ("ATSC") to facilitate the repurchase by ATSC of shares of its common stock during the third and fourth quarters of Fiscal 1999.

      Interest expense was $5,509,000 in the first nine months of Fiscal 2000 and $9,686,000 in the first nine months of Fiscal 1999. The decrease in interest expense was attributable to the net reduction in the Company's outstanding long term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long term debt. During the second quarter of 1999, the intercompany note issued by the Company to ATSC in August 1998 was forgiven, and the Company's 8 3/4% Notes were redeemed. These transactions were completed using, in part, the proceeds from the issuance in June 1999 of the Note Payable to ATSC, which bears interest at a rate of 3.75% per annum.

      The income tax provision was $36,878,000, or 43.2% of income before income taxes, in the 2000 period, compared to $38,570,000, or 43.8% of income before income taxes and extraordinary loss in the 1999 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

      The redemption of the outstanding 8 3/4% Notes in the second quarter of Fiscal 1999 resulted in an extraordinary charge to earnings in the first nine months of Fiscal 1999 of $962,000.

      As a result of the foregoing factors, the Company had net income of $48,585,000, or 5.5% of net sales, for the first nine months of 2000, compared to net income of $48,614,000, or 6.2% of net sales, for the first nine months of 1999.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

      As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the Securities and Exchange Commission on April 18, 2000, ATSC, the Company, certain current and former officers and directors of ATSC and the Company, and Merrill Lynch & Co. ("Merrill Lynch") and certain of its affiliates, are defendants in a purported class action lawsuit, originally filed on April 26, 1996, by certain alleged stockholders of ATSC in the United States District Court for the Southern District of New York. (Novak v. Kasaks, et al., No. 96 CIV 3073 (S.D.N.Y. 1996)). On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss with prejudice the amended complaint in this action, which was filed in April 1998, for its failure to plead fraud with particularity. On June 21, 2000, the United States Court of Appeals for the Second Circuit vacated the dismissal of the amended complaint. The amended complaint relates to the period from February 3, 1994 through May 4, 1995 and asserts causes of action under Section 10(b) and Section 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Court of Appeals held that the allegations of the amended complaint are sufficient to satisfy the standard for pleading intent under the federal securities laws, but expressed no view as to whether the allegations are sufficiently particularized. The Court of Appeals remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. The decision of the Court of Appeals applies only to plaintiffs' claims against ATSC, the Company and their former directors and officers. Merrill Lynch and its affiliates entered into a settlement with the plaintiffs, and plaintiffs withdrew their appeal of the dismissal of the amended complaint with respect to those defendants.

      On or about September 19, 2000, ATSC and the Company and their former directors and officers filed a petition for a writ of certiorari in the United States Supreme Court seeking review and reversal of the decision of the Court of Appeals. This petition was denied on or about November 27, 2000.

      Following the decision of the Court of Appeals, plaintiffs elected not to replead their amended complaint. On or about September 29, 2000, ATSC, the Company and their former directors and officers again moved to dismiss the amended complaint, arguing that it fails to plead fraud with sufficient particularity under the standards set forth by the Court of Appeals in its June 21, 2000 decision. The motion has been fully briefed and is pending before the District Court.

      The Company continues to believe that the allegations in the amended complaint are without merit, and intends to continue to defend this action vigorously.

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

AnnTaylor, Inc.

Dated: December 11, 2000		By: /s/ J. Patrick Spainhour

J. Patrick Spainhour Chairman and Chief Executive Officer

Dated: December 11, 2000	:	By: /s/ Barry Erdos

Barry Erdos Executive Vice President - Chief Financial Officer and Treasurer