Form 10-K
period 2001-02-03
ANNTAYLOR INC
filed 2001-04-05
CIK 850090

---------------------------------------------------------------------
---------------------------------------------------------------------



                SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

            For the fiscal year ended February 3, 2001
                                OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

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

           Securities registered pursuant to Section 12(b) of the Act:
                                     None.


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

      As of March 2, 2001, 1 share of common stock was outstanding.


                      Documents Incorporated by Reference:
                                      None




     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     ---------------------------------------------------------------------
     ---------------------------------------------------------------------
================================================================================

                                  PART I
                                  ------

ITEM 1. BUSINESS

GENERAL

      AnnTaylor, Inc. (the "Company" or "Ann Taylor"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the Ann Taylor brand name. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

      As of February 3, 2001, the Company operated 478 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 332 Ann Taylor stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are working women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

     As of February 3, 2001, the Company operated 133 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers, including some Ann Taylor Factory Stores that, in 1996, were converted to Loft stores after the introduction of the Loft concept. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, strip shopping centers and urban and village street locations. At February 3, 2001, 105 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

  At February 3, 2001, the Company also operated 13 Ann Taylor Factory stores in factory outlet centers. These stores serve primarily as a clearance vehicle for merchandise from Ann Taylor stores. In Fall 2000, the Company also introduced a limited assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

      From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings, and fragrance and personal care products in both Ann Taylor and Ann Taylor Loft stores. In Fall of 2000, the Company began test marketing its own line of color cosmetics in a select group of 57 Ann Taylor stores.

      In November 2000, the Company launched anntaylor.com, an Online Store making Ann Taylor merchandise available for direct retail sale to customers over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor stores' collection. The Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with customers, as well as creates the opportunity for sales to new and existing customers.

================================================================================

      The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). Ann Taylor was acquired by ATSC in a leveraged buyout transaction in 1989.



STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Annual Report on Form 10-K contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".


ITEM 2. PROPERTIES

      As of February 3, 2001, the Company operated 478 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

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


ITEM 3. LEGAL PROCEEDINGS

      On April 26, 1996, certain alleged stockholders of ATSC filed a purported class action lawsuit in the United States District Court Southern District of New York, against ATSC, the Company, certain officers and directors of ATSC and the Company, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y. 1996)). The complaint alleged causes of action under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period commencing February 3, 1994 through May 4, 1995, due to alleged false and misleading statements about the Company and ATSC. The complaint sought, among other things, certification as a class action on behalf of all purchasers of common stock during the period commencing February 3, 1994 through May 4, 1995, the awarding of compensatory damages to the plaintiffs and purported members of the class, the awarding of costs, including pre-judgment and post-judgment interest, reasonable attorneys' fees and expert witness fees to the plaintiffs and purported members of the class and equitable and/or injunctive relief. On March 10, 1998, the District Court issued an order granting the defendants' motion to dismiss the complaint. The Court's order granted the plaintiffs leave to amend and re-file the complaint, and the plaintiffs filed an amended complaint on April 9, 1998.

      On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice, for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's order. While this
================================================================================
appeal was pending, ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provides, among other things, for the establishment by the settling defendants of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.

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


================================================================================

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

      The following table sets forth certain sales and store data for the periods indicated:


                                                                Fiscal Year
                                              -------------------------------------------
                                                   2000            1999           1998
                                              -----------     -----------    ------------
                                               (53 weeks)      (52 weeks)      (52 weeks)

Net sales ($000) ..........................   $ 1,232,776     $ 1,084,519    $   911,939
Total net sales increase
percentage (52 week basis) ................          12.2%           18.9%          16.8%
Comparable store sales increase
  (decrease) percentage (52 week basis) ...          (0.5)%           8.4%           7.9%
Net sales per average square foot .........   $       496     $       502    $       474
Total store square footage at end of period     2,695,000       2,280,000      2,038,000
Number of:
  New stores ..............................            81              47             45
  Expanded stores .........................             4               8              8
  Closed stores ...........................             8               7              4
Total stores open at end of period ........           478             405            365

      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been moderately higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

================================================================================

RESULTS OF OPERATIONS

      The following table sets forth income statement data expressed as a percentage of net sales for the periods indicated:

                                                             Fiscal Year
                                                      -----------------------
                                                       2000     1999     1998
                                                      -----    -----    -----
Net sales .......................................     100.0%   100.0%   100.0%
Cost of sales ...................................      50.5     49.4     50.0
                                                      -----    -----    -----
    Gross profit ................................      49.5     50.6     50.0
Selling, general and administrative expenses ....      40.7     38.2     38.4
Retirement of assets ............................        --       --      0.4
Amortization of goodwill ........................       0.9      1.0      1.2
                                                      -----    -----    -----
    Operating income ............................       7.9     11.4     10.0
Interest income .................................       0.2      0.4      0.2
Interest expense ................................       0.6      1.1      2.2
                                                      -----    -----    -----
Income before income taxes and extraordinary loss       7.5     10.7      8.0
Income tax provision ............................       3.3      4.6      3.7
                                                      -----    -----    -----
Income before extraordinary loss ................       4.2      6.1      4.3
Extraordinary loss ..............................        --      0.1       --
                                                      -----    -----    -----
Net income ......................................       4.2%     6.0%     4.3%
                                                      =====    =====    =====



FISCAL 2000 COMPARED TO FISCAL 1999

      The Company's net sales increased to $1,232,776,000 over $1,084,519,000 in Fiscal 1999, an increase of $148,257,000, or 13.7%. Comparable store sales for Fiscal 2000 decreased 0.5%, compared to an increase of 8.4% in Fiscal 1999. Total sales for the fifty-two-week period ended January 27, 2001 were up 12.2% to $1,216,808,000, compared to the same period for the fiscal year ended 1999. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by a net decrease in comparable store sales in 2000. Management believes that the decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the Fall 2000 season.

      Gross profit as a percentage of net sales decreased to 49.5% in 2000 from 50.6% in 1999. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, most significantly in the fourth quarter of 2000, compared to the prior year, offset, in part, by higher gross margins achieved on merchandise that was sold at full price, attained through ongoing efficiencies achieved through continued improvements in the Company's sourcing, merchandising and inventory processes.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $490,760,000, or 39.8% of net sales, in 2000, compared to $414,315,000, or 38.2% of net sales, in 1999. Selling, general and administrative expenses for 2000 included approximately $10,300,000 of expenses related to the development of the Company's Online Store which commenced during Fiscal 2000. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses and increases in Ann Taylor Loft store operations expenses offset by a decrease in the provision for management performance bonus expense. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a one-time pre-tax charge of $2,200,000 relating to the estimated costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these one-time charges into account, selling, general and administrative expenses, as a percentage of sales, were 40.7%.

      Operating income decreased to $98,240,000, or 7.9% of net sales, in 2000, from $123,150,000, or 11.4% of net sales, in 1999. Amortization of goodwill was

================================================================================

$11,040,000, or 0.9% of net sales, in 2000, compared to $11,040,000, or 1.0% of net sales, in 1999. Operating income without giving effect to such amortization was $109,280,000, or 8.8% of net sales, in 2000 and $134,190,000, or 12.4% of net sales, in 1999.

      Interest income was $2,473,000 in 2000, compared to $4,378,000 in 1999. The decrease was primarily attributable to decreased cash on hand in 2000 as a result of a dividend to ATSC, described below under "Liquidity and Capital Resources", to facilitate the repurchase by ATSC of shares of its common stock during the third and fourth quarters of Fiscal 1999.

    Interest expense was $7,315,000 in 2000, compared to $11,814,000 in 1999. The decrease in interest expense was attributable to the net reduction in the Company's outstanding long-term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long- term debt. During the second quarter of 1999, a note (the "intercompany note") payable by the Company to ATSC in August 1998 was forgiven, and the Company's 8 3/4% Subordinated Notes due 2000 ("8 3/4% Notes") referred to below were redeemed. These transactions were completed using, in part, the proceeds from the issuance in June 1999 of a promissory note to ATSC ("Note Payable to ATSC"), which bears interest at a rate of 3.75% per annum. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 2001 was 3.79%.

      The income tax provision was $41,035,000, or 43.9% of income before income taxes in the 2000 period, compared to $50,221,000, or 43.4% of income before income taxes and extraordinary loss in 1999. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $52,363,000, or 4.2% of net sales, for 2000, compared to net income of $64,531,000, or 6.0% of net sales, for 1999.


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

      Gross profit as a percentage of net sales increased to 50.6% in 1999 from 50.0% in 1998. This increase in gross margin reflects a higher initial markup rate, reflecting ongoing improvements achieved by the Company's sourcing division, offset in part by a higher markdown rate on goods that were sold below full price.

      Selling, general and administrative expenses were $414,315,000, or 38.2% of net sales, in 1999, compared to $350,522,000, or 38.4% of net sales, in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to increased leverage on fixed expenses resulting from increased comparable store sales and improved operating efficiencies. The benefits of this leverage were partially offset by an increase in marketing expenditures in support of the Company's strategic initiatives to enhance the Ann Taylor brand and increased investment in infrastructure, including in the Company's stores organization, to support the planned expansion of the Company's Ann Taylor Loft business.

      Operating income increased to $123,150,000, or 11.4% of net sales, in 1999 from $91,020,000, or 10.0% of net sales, in 1998. Amortization of goodwill was $11,040,000, or 1.0% of net sales, in 1999, compared to $11,040,000, or 1.2% of net sales, in 1998. Operating income without giving effect to such amortization was $134,190,000, or 12.4% of net sales, in 1999 and $102,060,000, or 11.2% of net sales, in 1998.

      Interest income was $4,378,000 in 1999, compared to $2,241,000 in 1998. The increase was primarily attributable to interest income earned on increased
================================================================================
cash on hand for the portion of the fiscal year prior to the distribution of a dividend, described below under "Liquidity and Capital Resources", to ATSC, in the second half of 1999, to facilitate ATSC's securities repurchase program.

      Interest expense was $11,814,000 in 1999, compared to $20,358,000 in 1998. The decrease in interest expense is attributable to the forgiveness during the second quarter of 1999 of the intercompany note and the redemption during the second quarter of 1999 of the 8 3/4% Notes referred to below, offset in part by interest expense on the Note Payable to ATSC that was issued in the second quarter of 1999. The weighted average interest rate on the Company's outstanding indebtedness at January 29, 2000 was 3.88%, compared to 8.60% at January 30, 1999.

      The income tax provision was $50,221,000, or 43.4% of income before income taxes and extraordinary loss, in the 1999 period, compared to $33,579,000, or 46.1% of income before income taxes, in 1998. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      On July 22, 1999, the Company redeemed its outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit.

      As a result of the foregoing factors, the Company had net income of $64,531,000, or 6.0% of net sales, for 1999, compared to net income of $39,324,000, or 4.3% of net sales, for 1998.


CHANGES IN FINANCIAL POSITION

      Prepaid expenses and other current assets increased to $53,227,000 at the end of 2000 from $37,796,000 at the end of 1999, an increase of $15,431,000, or 40.8%. This increase was primarily attributable to an increase in construction allowance receivables and deferred income taxes.

      Merchandise inventories increased to $170,631,000 at February 3, 2001 from $140,026,000 at January 29, 2000, an increase of $30,605,000, or 21.9%.
Merchandise inventories at February 3, 2001 and January 29, 2000 included approximately $33,469,000 and $22,959,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. The increase in merchandise inventories is primarily due to inventory purchased to support 81 new stores opened since the beginning of the year. Total store square footage increased to approximately 2,695,000 at February 3, 2001 from approximately 2,280,000 square feet at January 29, 2000. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $51 at the end of 2000, compared to $51 at the end of 1999. Inventory turned 4.9 times in 2000, compared to 4.8 times in 1999, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                        Fiscal Year
                                             -------------------------------
                                                2000        1999       1998
                                             ---------   ---------  --------

                                                (dollars in thousands)

Cash provided by operating activities......  $ 76,625    $ 98,299   $ 75,535
Working capital............................  $172,767    $151,368   $168,708
Current ratio..............................    2.22:1      2.26:1     2.30:1
Debt to equity ratio ......................     .20:1       .22:1      .48:1

================================================================================

      Cash provided by operating activities in 2000, as presented on the consolidated statements of cash flows, primarily resulted from earnings, noncash charges and increases in accounts payable and accrued liabilities, partially offset by increases in merchandise inventories and receivables.

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

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 2000, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2001. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 3, 2001 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 3, 2001 were approximately $89,894,000.

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the lead lender's Base Rate or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00%, and from 1.25% to 2.00%, respectively. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.375% to 0.5% per annum. Fees for outstanding commercial and standby letters of credit range from 0.625% to 1.0% and from 1.25% to 2.0%, respectively.

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

      As noted above, the Credit Facility matures in June 2001. The Company is currently negotiating to obtain new financing to succeed the Credit Facility, and anticipates new arrangements will be in place in the Spring of 2001.

      The Company had outstanding an intercompany note payable of $100,625,000 to ATSC. During the second quarter of Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000, and the balance was forgiven by ATSC. This forgiveness of debt constitutes a contribution of capital by ATSC to the Company.

      In the second quarter of Fiscal 1999, the Company issued a promissory note, as amended, to ATSC of an aggregate of $199,072,000 principal amount at maturity. The Note Payable to ATSC was issued, as amended, by the Company during the second quarter of 1999 for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.
================================================================================

      On July 22, 1999, the Company redeemed all of its outstanding 8 3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 and fiscal year 1999 of $962,000, net of income tax benefit.

      The Company and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 3, 2001 was $2,650,000.

      The Company's capital expenditures totaled $83,310,000, $53,409,000, and $45,131,000 in Fiscal 2000, 1999 and 1998, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2000, increased capital expenditures related to the Company's Internet e-commerce Web site and related enhancements to the material handling system at the Company's distribution center. The Company expects its total capital expenditure requirements in Fiscal 2001 will be approximately $98,000,000, including capital for new store construction for a planned square footage increase of approximately 500,000 square feet, or 20%, as well as capital to support continued investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

      On January 26, 2000, the Company declared a cash dividend, authorized by its Board of Directors, to ATSC in the amount of $89,944,612 to facilitate the repurchase, by ATSC, of up to $90,000,000 of its common stock and/or Convertible Debentures through open market purchases and privately negotiated transactions. As of January 29, 2000, 3,012,500 shares of ATSC's common stock had been repurchased for an aggregate purchase price of $89,900,900 (exclusive of brokerage commissions), completing ATSC's repurchase program. All of the repurchased shares became treasury shares of ATSC and may be used for general corporate and other purposes. No Convertible Debentures were purchased.

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds, trade credit and funds available to it under the Credit Facility and replacements thereof that are expected to be obtained. The Company believes that cash flow from operations and funds available under the Credit Facility and replacements thereof that are expected to be obtained are sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements are effective for the Company's Fiscal 2001 financial statements. Management has determined that the adoption of these standards will have no impact on the Company's financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Annual Report on Form 10-K, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. Examples of forward-looking statements are statements that use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements involve certain risks and uncertainties, and no

================================================================================
assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements as a result of, among other things, failure by the Company to predict accurately customer fashion preferences; a decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions that are less favorable than expected or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in our Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; or an adverse outcome of the litigation referred to in Note 5 to the Consolidated Financial Statements of the Company as of February 3, 2001, that materially and adversely affects the Company's financial condition. The Company assumes no obligation to update or revise any such forward-looking statements, which speak only as of their date, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.


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

      The Company's outstanding long-term debt as of February 3, 2001 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 3, 2001, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

      Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

      Consolidated Statements of Cash Flows for the fiscal years ended February
         3, 2001, January 29, 2000 and January 30, 1999.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

================================================================================

                                 PART IV


ITEM 14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

   (a)   List of documents filed as part of this Annual Report:

          The following consolidated financial statements of the Company are included on pages 17 through 33 and are filed as part of this Annual
          Report: Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999; Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000; Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999; Notes to Consolidated Financial Statements.

   (b)   Reports on Form 8-K
         The Company filed a report dated January 23, 2001 with the Commission on Form 8-K with respect to the resignation of a former executive of the Company.

   (c)     Exhibits
         The exhibits listed below are filed as a part of this Annual Report.

         Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

EXHIBIT NUMBER
-------------

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


================================================================================

EXHIBIT NUMBER
--------------

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

10.2.11   Eleventh Amendment to Lease, dated as of May 15, 1998, between
            Pacific Metropolitan Corporation and ATSC. Incorporated by reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of ATSC filed on March 29, 1999.

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

10.5      Employment  Agreement  dated  February 16, 1996 between ATSC and J.
            Patrick Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.


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


================================================================================

EXHIBIT NUMBER
--------------



10.6     Employment Agreement dated November 25, 1996 between ATSC and
           Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10-Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

10.6.1   Amendment #1 to the Employment Agreement, dated as of February 16,
           2000, between ATSC and Patricia DeRosa. Incorporated by reference to
           Exhibit 10.6.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000. Confidential treatment has been granted with respect to certain portions of this exhibit.

10.6.2   Separation Agreement, dated as of January 15, 2001, between ATSC and Patricia DeRosa. Incorporated by reference to Exhibit
           10.6.2 to the Annual Report on Form 10-K of ATSC filed on April 5, 2001.

10.7     The AnnTaylor Stores Corporation 1992 Stock Option and Restricted
           Stock and Unit Award Plan, Amended and Restated as of February 23, 1994. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

10.7.1   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit
           10.15.1 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.7.2   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of January 16, 1998. Incorporated by reference to Exhibit 10 of Form 8-K of ATSC filed on March 12, 1998.

10.7.3   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of May 2, 1998. Incorporated by reference to Exhibit 10.16.3 to the Form 10-Q of ATSC for the Quarter ended April 2, 1998 filed on June 16, 1998.

10.7.4   Amendment to the AnnTaylor Stores Corporation Amended and Restated 1992
           Stock Option and Restricted Stock and Unit Award Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

10.8     AnnTaylor Stores Corporation Amended and Restated Management
           Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of ATSC for the Quarter Ended August 2, 1997 filed on September 12, 1997.

10.8.1  Amendment to the AnnTaylor Stores Corporation Amended and Restated
           Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.8.2  Amendment to the AnnTaylor Stores Corporation Amended and Restated
           Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

10.9   Associate    Stock   Purchase   Plan.    Incorporated   by
           reference  to  Exhibit  10.31 to the  form  10-Q of ATSC
           for  the  Quarter   Ended  October  31,  1992  filed  on
           December 15, 1992.

10.10  AnnTaylor  Stores   Corporation   Deferred   Compensation
           Plan. Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

10.10.1 Amendment to the AnnTaylor Stores Corporation Deferred Compensation
           Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of ATSC for the Quarter Ended July 29, 1995 filed on September 11, 1995.


================================================================================

EXHIBIT NUMBER
--------------



10.11    Mortgage, Assignment of Rents and Leases, Security Agreement
           and Fixture Financing Statement dated November 20, 1995, between AnnTaylor Distribution Services, Inc., as Mortgagor, and General Electric Capital Assurance Company, as Mortgagee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.12    Promissory Note dated November 20, 1995 from Ann Taylor and AnnTaylor
           Distribution Services, Inc., collectively as Borrower, to General Electric Capital Assurance Company, as Lender. Incorporated by reference to Exhibit 10.35 to the Form 10-Q of Ann Taylor for the Quarter ended October 28, 1995 filed on December 8, 1995.

10.13    Commitment Letter dated as of May 7, 1998 among the Company, Bank of
           America National Trust and Savings Association, BancAmerica Robertson Stephens, Citicorp USA and CoreStates Bank, N.A. Incorporated by reference to Exhibit 10.27 to the Form 10-Q of ATSC for the Quarter Ended May 2, 1998 filed on June 16, 1998.

10.14    Credit Agreement, dated as of June 30, 1998 among the Company, Bank of America, Citicorp USA and First Union National Bank, as Co-Agents, the financial institutions from time to time party thereto, BancAmerica Robertson Stephens, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.14.1  Trademark Security Agreement, dated as of June 30, 1998, made by Ann
           Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.1 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.14.2  Guaranty, dated as of June 30, 1998, made by the Company in favor of
           Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.2 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.14.3  Security and Pledge Agreement, dated as of June 30, 1998, made by
           ATSC in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.3 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.14.4  Security and Pledge Agreement, dated as of June 30, 1998 made by Ann
           Taylor in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.4 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.

10.14.5  Subsidiary Guaranty, dated as of June 30, 1998 made by AnnTaylor
           Distribution Services in favor of Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.28.5 to the Form 10-Q of ATSC for the Quarter Ended August 1, 1998 filed on September 14, 1998.


10.14.6  First Amendment to the Credit Agreement, dated as of September 7,
           1999, among the Company, Bank of America, N.A., Citibank, N.A., First Union National Bank and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.19.6 to the Form 10-Q of ATSC for the Quarter Ended July 31, 1999 filed on September 14, 1999.

10.14.7  Second Amendment to the Credit Agreement, dated December 1999, among the Company, Bank of America, N.A., Citibank, N.A., First Union National Bank, and each of the other lenders party to the Credit Agreement, NationsBanc Montgomery Securities LLC, as Arranger and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.15.7 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.


================================================================================

EXHIBIT NUMBER
--------------



10.15    AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation
           Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement of ATSC dated
           May 1, 1998 filed on May 6, 1998.

10.15.1  Amendment to the AnnTaylor Stores Corporation Long-Term Cash
           Incentive Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

10.16    AnnTaylor Stores Corporation Special Severance Plan, dated as of
           March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

10.17    The AnnTaylor Stores Corporation 2000 Stock Option and Restricted
           Stock Award Plan. Incorporated by reference to the Registration Statement on Form S-8 of ATSC filed on May 31, 2000.

10.18    Employment Agreement, dated as of March 7, 2001, between ATSC and
           Barry Erdos. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of ATSC filed on April 5, 2001.

23       Consent of Deloitte & Touche LLP.


================================================================================

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANNTAYLOR, INC.

                                        By: /s/ J. Patrick Spainhour
                                           -------------------------------
                                              J. Patrick Spainhour
                                                Chairman and Chief
                                                Executive Officer

Date:  April 5, 2001
       -------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ J. Patrick Spainhour    Chairman and Chief Executive       April 5, 2001
-------------------------      Officer and Director
     J. Patrick Spainhour



 /s/ Barry Erdos             Senior Executive Vice President    April 5, 2001
-------------------------      and Chief Operating Officer
     Barry Erdos



 /s/ James M. Smith          Senior Vice President and          April 5, 2001
-------------------------      Chief Financial Officer
     James M. Smith              and Treasurer



 /s/ Gerald S. Armstrong             Director                   April 5, 2001
-------------------------
     Gerald S. Armstrong



 /s/ James J. Burke, Jr.             Director                   April 5, 2001
-------------------------
     James J. Burke, Jr.



 /s/ Wesley E. Cantrell              Director                   April 5, 2001
-------------------------
     Wesley E. Cantrell



 /s/ Robert C. Grayson               Director                   April 5, 2001
-------------------------
     Robert C. Grayson



 /s/ Ronald W. Hovsepian             Director                   April 5, 2001
-------------------------
     Ronald W. Hovsepian



 /s/ Rochelle B. Lazarus             Director                   April 5, 2001
-------------------------
     Rochelle B. Lazarus



 /s/ Hanne M. Merriman               Director                   April 5, 2001
-------------------------
     Hanne M. Merriman



================================================================================

                          ANNTAYLOR, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          PAGE NO.
                                                          --------

Independent Auditors' Report.............................    18

Consolidated Financial Statements:

     Consolidated Statements of Income for the
        fiscal years ended February 3,  2001,
        January 29, 2000 and January 30, 1999............    19

     Consolidated Balance Sheets as of
        February 3, 2001 and January 29, 2000............    20

     Consolidated Statements of Cash Flows
       for the fiscal years ended
       February 3, 2001, January 29, 2000
       and January 30, 1999..............................    21

     Notes to Consolidated Financial Statements..........    22

================================================================================

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


New York, New York
March 1, 2001
================================================================================

                                 ANNTAYLOR, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       For the Fiscal Years Ended February 3, 2001, January 29, 2000 and
                                January 30, 1999






                                                   Fiscal Years Ended
                                          ------------------------------------
                                           Feb. 3,      Jan. 29,      Jan. 30,
                                             2001         2000          1999
                                          ----------   ----------   ----------
                                                      (in thousands)

Net sales ............................... $1,232,776   $1,084,519   $  911,939
Cost of sales ...........................    622,036      536,014      455,724
                                          ----------   ----------   ----------
Gross profit ............................    610,740      548,505      456,215
Selling, general and administrative
   expenses .............................    501,460      414,315      350,522
Retirement of assets ....................       --           --          3,633
Amortization of goodwill ................     11,040       11,040       11,040
                                          ----------   ----------   ----------
Operating income ........................     98,240      123,150       91,020
Interest income .........................      2,473        4,378        2,241
Interest expense ........................      7,315       11,814       20,358
                                          ----------   ----------   ----------
Income before income taxes and
  extraordinary loss.....................     93,398      115,714       72,903
Income tax provision ....................     41,035       50,221       33,579
                                          ----------   ----------   ----------
Income before extraordinary loss ........     52,363       65,493       39,324
Extraordinary loss (net of income
  tax benefit of $0, $641,000 and
  $0, respectively) .....................         --          962           --
                                          ----------   ----------   ----------
    Net income ............s.............. $   52,363   $   64,531   $   39,324
                                          ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

================================================================================

                          ANNTAYLOR, INC.
                    CONSOLIDATED BALANCE SHEETS
               February 3, 2001 and January 29, 2000





                                                            Feb. 3,    Jan. 29,
                                                              2001      2000
                                                           --------   --------
                                                              (in thousands)
                       ASSETS
Current assets
  Cash and cash equivalents.............................   $ 31,962   $ 35,081
  Accounts receivable, net .............................     57,989     58,686
  Merchandise inventories ..............................    170,631    140,026
  Prepaid expenses and other current assets.............     53,227     37,796
                                                           --------   --------
      Total current assets .............................    313,809    271,589
Property and equipment, net ............................    220,032    173,639
Goodwill, net ..........................................    297,619    308,659
Deferred financing costs, net ..........................      4,281      5,358
Other assets ...........................................     12,374      5,872
                                                           --------   --------
      Total assets......................................   $848,115   $765,117
                                                           ========   ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable......................................   $ 65,903   $ 56,175
  Accrued salaries and bonus ...........................     12,960     23,297
  Accrued tenancy ......................................      9,800      7,800
  Gift certificates and merchandise credits redeemable .     20,375     15,618
  Accrued expenses .....................................     30,604     16,031
  Current portion of long-term debt ....................      1,400      1,300
                                                           --------   --------
      Total current liabilities ........................    141,042    120,221
Long-term debt, net ....................................    116,210    114,485
Deferred lease costs and other liabilities..............     16,834     14,789

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares authorized
      1 share issued and outstanding ...................          1          1
  Additional paid-in capital ...........................    383,199    377,155
  Retained earnings ....................................    190,829    138,466
                                                           --------   --------
      Total stockholder's equity .......................    574,029    515,622
                                                           --------   --------
      Total liabilities and stockholder's equity .......   $848,115   $765,117
                                                           ========   ========




      See accompanying notes to consolidated financial statements.
================================================================================

                                 ANNTAYLOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Fiscal Years Ended February 3, 2001, January 29,
                            2000 and January 30, 1999



                                                                             Fiscal Years Ended
                                                              --------------------------------------------
                                                              February 3,        January 29,   January 30,
                                                                 2001                2000          1999
                                                               ---------           ---------    ---------
                                                                                (in thousands)
Operating activities:
   Net income ..............................................   $  52,363           $  64,531    $  39,324
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary loss ..................................        --                 1,603         --
       Provision for loss on accounts receivable ...........       1,154               1,032        1,476
       Depreciation and amortization .......................      35,033              30,347       28,783
       Amortization of goodwill ............................      11,040              11,040       11,040
       Amortization of deferred compensation ...............       1,133               1,877          465
       Non-cash interest ...................................       4,247               3,026        1,290
       Deferred income taxes ...............................      (3,864)             (3,843)       3,966
       Loss on disposal of property and equipment ..........       1,884               1,219        4,175
       Changes in assets and liabilities:
             Increase in receivables .......................        (457)             (1,154)      (5,813)
             Increase in merchandise inventories ...........     (30,605)             (3,278)     (39,514)
             Increase in prepaid expenses and
                 other current assets ......................     (12,106)             (1,601)     (12,082)
             Decrease (increase) in other
                 non-current assets
                 and liabilities, net ......................      (3,918)              3,131          679
          Increase (decrease) in accounts payable and
           and accrued liabilities .........................      20,721              (9,631)      41,746
                                                               ---------           ---------    ---------
   Net cash provided by operating activities ...............      76,625              98,299       75,535
                                                               ---------           ---------    ---------
Investing activities:
   Purchases of property and equipment .....................     (83,310)            (53,409)     (45,131)
                                                               ---------           ---------    ---------
   Net cash used by investing activities ...................     (83,310)            (53,409)     (45,131)
                                                               ---------           ---------    ---------
Financing activities:
   Parent company activity .................................       4,911             (80,109)       9,036
   Payment of financing costs ..............................         (45)             (4,150)      (2,659)
   Payments of mortgage ....................................      (1,300)             (1,206)      (1,119)
   Proceeds from Issuance of Note Payable to ATSC ..........        --               110,000         --
   Redemption of 8 3/4% Notes ..............................        --              (101,375)        --
                                                               ---------           ---------    ---------
   Net cash provided by (used by) financing activities .....       3,566             (76,840)       5,258
                                                               ---------           ---------    ---------
Net increase (decrease) in cash ............................      (3,119)            (31,950)      35,662
Cash, beginning of year ....................................      35,081              67,031       31,369
                                                               ---------           ---------    ---------
Cash, end of year ..........................................   $  31,962           $  35,081    $  67,031
                                                               =========           =========    =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ..................   $   2,418           $   9,405    $  18,582
                                                               =========           =========    =========
   Cash paid during the year for income taxes ..............   $  43,393           $  51,222    $  33,934
                                                               =========           =========    =========


          See accompanying notes to consolidated financial statements.


================================================================================

                          ANNTAYLOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor brand name. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet, through its Online Store.

      All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC").

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in consolidation.

      Certain Fiscal 1999 and 1998 amounts have been reclassified to conform to the Fiscal 2000 presentation.


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52- or 53-week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks, except the fiscal year ended February 3, 2001 which included 53 weeks.


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH AND CASH EQUIVALENTS

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


================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 3, 2001 and January 29, 2000 was $2,750,000 and $1,628,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $8,614,000 for Fiscal 2000, $8,650,000 for Fiscal 1999 and $8,422,000 for Fiscal
1998.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC is being amortized on a straight-line basis over 40 years. Goodwill relating to the acquisition, in 1996, of the operations comprising the Company's sourcing division, is being amortized on a straight-line basis over 25 years. Accumulated amortization at February 3, 2001 and January 29, 2000 was $120,971,000 and $109,931,000, respectively.

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


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in customers' homes. Advertising costs were $30,900,000, $25,700,000 and $17,800,000 in Fiscal 2000, 1999 and 1998,
respectively.

================================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company's foreign subsidiaries file in their respective local jurisdictions.

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

SEGMENTS

      The Company has one reportable segment given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements are effective for the Company's Fiscal 2001 financial statements. Management has determined that the adoption of these standards have no impact on the Company's financial statements.

================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at February 3, 2001 and January 29, 2000:

                                    February 3, 2001         January 29, 2000
                                 ----------------------   ----------------------
                                  Carrying   Estimated    Carrying    Estimated
                                   Amount    Fair Value   Amount      Fair Value
                                 --------    ----------   --------    ----------

                                                 (in thousands)

Mortgage .....................   $  2,650     $  2,650     $  3,950     $  3,950
Note Payable to ATSC, net.....    114,960      114,960      111,835      111,835
                                 --------     --------     --------     --------
       Total debt ............    117,610      117,610      115,785      115,785
Less current portion .........      1,400        1,400        1,300        1,300
                                 --------     --------     --------     --------
       Total long-term debt...   $116,210     $116,210     $114,485     $114,485
                                 ========     ========     ========     ========



      In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company determined the estimated fair value of its financial instruments using quoted market information, as available. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      The Company's principal credit facility is a bank credit facility that it entered into in June 1998 with a syndicate of lenders (the "Credit Facility"). The Company uses the Credit Facility for the issuance of commercial and standby letters of credit and to provide funds for other general corporate purposes.
 The lenders' commitment under the Credit Facility was originally $150,000,000. The Credit Facility had an original maturity date of June 30, 2000, subject to extension upon the satisfaction of certain conditions. Effective September 3, 1999, the Company elected to reduce the commitment of the lenders under the Credit Facility by $25,000,000 to $125,000,000 and extended the term of the credit agreement to June 30, 2001.

      Loans outstanding under the Credit Facility at any time may not exceed $50,000,000. The Company did not make any borrowings under the loan provisions of the Credit Facility during Fiscal 2000, and there were no loans outstanding at fiscal year end. The outstanding loan balance is required to be reduced to zero for the thirty-day period commencing January 1 each year. This cleandown period was achieved for January 2001. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 3, 2001 was $125,000,000. Commercial and standby letters of credit outstanding under the Credit Facility at February 3, 2001 were approximately $89,894,000.

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

================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. LONG-TERM DEBT (CONTINUED)

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

      As noted above, the Credit Facility matures in June 2001. The Company is currently negotiating to obtain new financing and anticipates new arrangements will be in place in the Spring of 2001.

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

      On July 22, 1999, the Company redeemed all of its outstanding 8 3/4% Subordinated Notes due 2000 (the "8 3/4% Notes"), at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8 3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of 1999 and fiscal year 1999 of $962,000, net of income tax benefit.

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

      The Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 3, 2001 was $2,650,000.

================================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




2.  LONG-TERM DEBT (CONTINUED)

      The aggregate principal payments for the next five years of all long-term obligations at February 3, 2001 are as follows:

        Fiscal Year                                (in thousands)
        -----------
          2001.....................................   $ 1,400
          2002.....................................     1,250
          2003.....................................       ---
          2004.....................................       ---
          2005.....................................       ---
                                                       ------
          Total....................................   $ 2,650
                                                       ======


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8 1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On June 29, 1999, AnnTaylor Finance Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of ATSC common stock prior to the redemption date, at a conversion price of $19.65 per share of ATSC common stock, or 2.545 shares of ATSC common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 is as follows:

                                                    Fiscal Years Ended
                                              ------------------------------
                                              Feb. 3,    Jan. 29,   Jan. 30,
                                               2001       2000        1999
                                              -------    -------    --------
                                                    (in thousands)

Balance at beginning of year ...............  $   666    $   820    $   812
Provision for loss on accounts receivable...    1,154      1,032      1,476
Accounts written off .......................   (1,199)    (1,186)    (1,468)
                                               ------     ------     ------
Balance at end of year .....................  $   621    $   666    $   820
                                               ======     ======     ======
================================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




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

      Future minimum lease payments under non-cancelable operating leases at February 3, 2001 are as follows:

      Fiscal Year                           (in thousands)
      -----------
       2001..................................$ 117,419
       2002..................................  118,108
       2003..................................  113,145
       2004..................................  108,743
       2005..................................  100,034
       2006 and thereafter...................  353,493
                                              --------
       Total.................................$ 910,942
                                              ========

      Rent expense for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 was as follows:

                                                Fiscal Years Ended
                                       -------------------------------------

                                       Feb. 3,        Jan. 29,       Jan. 30,
                                        2001           2000           1999
                                       -------        -------        -------
                                                  (in thousands)

Minimum rent .......................   $91,482        $73,363        $66,916
Percentage rent.....................     3,534          3,131          2,414
                                       -------        -------        -------
     Total .........................   $95,016        $76,494        $69,330
                                       =======        =======        =======


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

================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In addition, ATSC, Ann Taylor, certain directors and former officers and directors of ATSC and Ann Taylor, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. are defendants in a purported class action lawsuit originally filed in April 1996 by certain alleged stockholders, alleging that ATSC and the other defendants engaged in a fraudulent scheme and course of business that operated a fraud or deceit on purchasers of ATSC's common stock during the period from February 3, 1994 through May 4, 1995. On November 9, 1998, the District Court issued an order granting the defendants' motion to dismiss the amended complaint with prejudice for its failure to plead fraud with particularity. On or about December 15, 1998, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking review of the District Court's order. The Court heard oral argument on this appeal on September 15, 1999. ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants") reached a settlement with the plaintiffs, which provides, among other things, for the establishment of a settlement fund in the amount of $3,000,000, plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.

      On June 21, 2000, the United States Court of Appeals for the Second Circuit vacated the dismissal of the amended complaint. The Court of Appeals held that the allegations of the amended complaint are sufficient to satisfy the standard for pleading intent under the federal securities laws, but expressed no view as to whether the allegations are sufficiently particularized. Accordingly, the Court of Appeals remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. The decision of the Court of Appeals applies only to plaintiffs' claims against ATSC and Ann Taylor and their former directors and officers. As a result, any liability that may arise from this action cannot be predicted at this time. ML&Co. and its affiliates entered into a settlement with the plaintiffs, and plaintiffs withdrew their appeal of the dismissal of the amended complaint with respect to those defendants.

      On or about September 19, 2000, ATSC and Ann Taylor and their former directors and officers filed a petition for a writ of certiorari in the United States Supreme Court seeking review and reversal of the decision of the Court of Appeals. This petition was denied on or about November 27, 2000.

      Following the decision of the Court of Appeals, plaintiffs elected not to replead their amended complaint. On or about September 29, 2000, ATSC and Ann Taylor and their former directors and officers again moved to dismiss the amended complaint, arguing that it fails to plead fraud with sufficient particularity under the standards set forth by the Court of Appeals in its June 21, 2000 decision. The motion has been fully briefed and is pending before the District Court.

      The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                  Fiscal Years Ended
                                                  ------------------
                                                  Feb. 3,    Jan. 29,
                                                   2001       2000
                                                  -------    -------
                                                   (in thousands)

Land and building ............................   $  8,774   $  8,774
Leasehold improvements .......................    132,537    110,573
Furniture and fixtures .......................    213,195    169,521
Construction in progress .....................     25,279     23,518
                                                  -------    -------
                                                  379,785    312,386
Less accumulated depreciation and amortization    159,753    138,747
                                                  -------    -------
    Net property and equipment ...............   $220,032   $173,639
                                                  =======    =======


7.  EXTRAORDINARY ITEM

      On July 22, 1999, the Company applied the proceeds received from the issuance of its Note Payable to ATSC to redeem the outstanding 8 3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit of $641,000.



8.  NONRECURRING CHARGES

      In the fourth quarter of Fiscal 1998, the Company recorded a $3,633,000 non-cash pre-tax charge for the retirement of certain assets. This charge related to the write-off of the net book value of assets relinquished during the renovation of the Company's corporate offices.


9.    INCOME TAXES

      The provision for income taxes for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 consists of the following:
                                                 Fiscal Years Ended
                                           -------------------------------
                                           Feb. 3,     Jan. 29,    Jan. 30,
                                            2001        2000        1999
                                           ------      ------      ------
                                                   (in thousands)
Federal:
 Current..............................   $ 38,082    $ 41,682    $ 21,589
 Deferred ............................     (3,047)     (3,033)      2,748
                                           ------      ------      ------
   Total federal .....................     35,035      38,649      24,337
                                           ------      ------      ------
State and local:
 Current .............................      6,476      11,856       7,869
 Deferred ............................       (817)       (809)      1,217
                                           ------      ------      ------
   Total state and local .............      5,659      11,047       9,086
                                           ------      ------      ------
Foreign:
 Current .............................        471         525         156
 Deferred ............................       (130)       --          --
                                           ------      ------      ------
   Total foreign .....................        341         525         156
                                           ------      ------      ------
 Total................................   $ 41,035    $ 50,221    $ 33,579
                                           ======      ======      ======
================================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



9.   INCOME TAXES (CONTINUED)

      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 is as follows:

                                                       Fiscal Years Ended
                                                --------------------------------
                                                Feb. 3,    Jan. 29,     Jan. 30,
                                                  2001       2000          1999
                                                -------    --------     -------
                                              (in thousands, except percentages)

Income before income taxes and
   extraordinary loss ......................... $93,398    $115,714     $72,903
                                                =======    ========     =======
Federal statutory rate ........................      35%         35%         35%
                                                =======    ========     =======
Provision for income taxes at
   federal statutory rate...................... $32,689    $ 40,500     $25,516
State and local income taxes, net of federal
   income tax benefit .........................   4,751       6,278       4,660
Non-deductible amortization of goodwill .......   3,500       3,500       3,500
Earnings of foreign subsidiaries ..............      78          79        (188)
Other .........................................      17        (136)         91
                                                -------    --------     -------
Provision for income taxes .................... $41,035    $ 50,221     $33,579
                                                =======    ========     =======




      The tax effects of significant items comprising the Company's deferred tax assets as of February 3, 2001 and January 29, 2000 are as follows:


                                       February 3, 2001    January 29, 2000
                                       ----------------    ----------------

                                                   (in thousands)
    Current:
     Inventory............................  $ 4,375           $ 2,071
     Accrued expenses.....................    3,364             2,306
     Real estate..........................   (2,087)           (2,050)
                                            -------           -------
    Total current.........................  $ 5,652           $ 2,327
                                            =======           =======
    Noncurrent:
     Accrued expenses.....................  $   983           $   763
     Depreciation and amortization........   (2,616)           (2,936)
     Rent expense.........................    5,510             5,168
     Other................................      (16)              327
                                            -------           -------
    Total noncurrent......................  $ 3,861           $ 3,322
                                            =======           =======


      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 3, 2001 amounted to approximately $6,803,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,137,000.

================================================================================

                          ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



 10.RETIREMENT PLANS

      SAVINGS PLAN. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of the Company and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $792,000, $697,000, and $592,000, respectively.

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

      The following table provides information for the pension plan at February 3, 2001, January 29, 2000 and January 30, 1999:




                                                       Fiscal Years Ended
                                                  ----------------------------
                                                  Feb. 3,   Jan. 29,   Jan. 30,
                                                   2001       2000       1999
                                                  -----      -----      -----
                                                         (in thousands)

Change in benefit obligation:
Benefit obligation, beginning of year .......   $ 4,954    $ 4,642    $ 3,820
Service cost ................................     1,206      1,129        669
Interest ....................................       442        340        292
Actuarial loss ..............................       912         19        348
Benefits paid ...............................      (732)    (1,176)      (487)
                                                  -----      -----      -----
Benefit obligation, end of year .............     6,782      4,954      4,642
                                                  -----      -----      -----

Change in plan assets:
Fair value of plan assets, beginning of year      9,489      7,486      5,128
Actual return on plan assets ................       887        763      1,205
Employer contribution .......................      --        2,416      1,640
Benefits paid ...............................      (732)    (1,176)      (487)
                                                  -----      -----      -----
Fair value of plan assets, end of year ......     9,644      9,489      7,486
                                                  -----      -----      -----
Funded status (fair value of plan assets less
   benefit obligation) ......................     2,862      4,535      2,844
Unrecognized net actuarial gain .............      (763)    (1,621)    (1,675)
Unrecognized prior service cost .............        57         63         69
                                                  -----      -----      -----
Prepaid benefit cost ........................   $ 2,156    $ 2,977    $ 1,238
                                                  =====     ======      =====

================================================================================

                             ANNTAYLOR, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.RETIREMENT PLANS (CONTINUED)

Net pension cost includes the following components:


                                                Fiscal Years Ended
                                       --------------------------------------
                                       February 3,   January 29,  January 30,
                                           2001          2000         1999
                                       ----------    ----------   ----------
                                                 (in thousands)

Service cost........................     $  1,206      $ 1,129     $   669
Interest cost.......................          442          340         292
Expected return on assets...........         (831)        (776)       (481)
Amortization of prior gains.........           (1)         (22)        (61)
Amortization of prior service cost..            6            6           6
                                         --------      -------     -------
Net periodic pension cost...........     $    822      $   677     $   425
                                         ========      =======     =======

      For the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, the following actuarial assumptions were used:

                                                       Fiscal Years Ended
                                                --------------------------------
                                                Feb. 3,     Jan. 29,    Jan. 30,
                                                  2001        2000       1999
                                                -------     --------    --------

Discount rate .............................      7.75%       8.25%       6.75%
Long-term rate of return on assets ........      9.00%       9.00%       9.00%
Rate of increase in future compensation....      4.00%       4.00%       4.00%


11. STOCKHOLDER'S EQUITY

      The following summarizes the changes in stockholder's equity during Fiscal 2000, Fiscal 1999 and Fiscal 1998:
                                                                        Total
                                               Additional               Stock-
                                    Common     Paid-in      Retained    holder's
                                    Stock      Capital      Earnings    Equity
                                    -----      ----------   --------    --------

                                                (in thousands)

Balance at January 31, 1998 ....... $  1     $ 445,886    $  34,611   $ 480,498
   Net income .....................   --          --         39,324      39,324
   Parent company contributions ...   --         9,501         --         9,501
   Intercompany note ..............   --      (100,625)        --      (100,625)
                                     ---      --------     --------    --------
Balance at January 30, 1999 .......    1       354,762       73,935     428,698
   Net income .....................   --          --         64,531      64,531
   Parent company contributions ...   --        11,713         --        11,713
   Forgiveness of intercompany note   --       100,625         --       100,625
   Dividend to ATSC ...............   --       (89,945)        --       (89,945)
                                     ---      --------     --------    --------
Balance at January 29, 2000 .......    1       377,155      138,466     515,622
   Net income .....................   --          --         52,363      52,363
   Parent company contributions ...   --         6,044         --         6,044
                                     ---      --------     --------    --------
Balance at February 3, 2001 ....... $  1     $ 383,199    $ 190,829   $ 574,029
                                    ====     =========    =========   =========

      During Fiscal 1999, ATSC's Board of Directors authorized a program under which ATSC was authorized to purchase up to $90,000,000 of ATSC's common stock and/or Convertible Debentures. As of January 29, 2000, 3,012,500 shares of ATSC's common stock had been repurchased, using the funding provided by a dividend from the Company to ATSC. The securities repurchase program was completed in Fiscal 1999.