Form 10-Q
period 2001-05-05
ANNTAYLOR INC
filed 2001-06-18
CIK 850090

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 5, 2001

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding as of
           Class                                     June 1, 2001
           -----                                     ------------
  Common Stock, $1.00 par value                          1

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
================================================================================

                                INDEX TO FORM 10-Q
                                ------------------






                                                                    PAGE NO.
                                                                    -------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters Ended May 5, 2001
               and April 29, 2000....................................   3
             Condensed Consolidated Balance Sheets at
               May 5, 2001 and February 3, 2001......................   4
             Condensed Consolidated Statements of Cash Flows
               for the Quarters Ended May 5, 2001 and
               April 29, 2000........................................   5
             Notes to Condensed Consolidated Financial Statements....   6

      Item 2.Management's Discussion and Analysis of Results
               of Operations.........................................   8


   PART II.OTHER INFORMATION
   -------------------------

      Item 6.Exhibits and Reports on Form 8-K........................  10

================================================================================

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



                                ANNTAYLOR, INC.
                                ---------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
             FOR THE QUARTERS ENDED MAY 5, 2001 AND APRIL 29, 2000
                                  (unaudited)

                                                          QUARTERS ENDED
                                                    ---------------------------
                                                    May 5, 2001  April 29, 2000
                                                    -----------  --------------

                                                          (in thousands)

Net sales...........................................   $307,090    $277,068
Cost of sales.......................................    147,438     128,472
                                                        -------     -------
Gross profit........................................    159,652     148,596
Selling, general and administrative expenses........    135,718     124,103
Amortization of goodwill............................      2,760       2,760
                                                        -------     -------
Operating income....................................     21,174      21,733
Interest income.....................................        335         464
Interest expense....................................      1,780       1,796
                                                        -------     -------
Income before income taxes..........................     19,729      20,401
Income tax provision................................      8,785       9,119
                                                        -------     -------
   Net income.......................................   $ 10,944    $ 11,282
                                                        =======     =======


    See accompanying notes to condensed consolidated financial statements.

================================================================================

                                ANNTAYLOR, INC.
                                ---------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       MAY 5, 2001 AND FEBRUARY 3, 2001
                                  (unaudited)


                                                               May 5,    Feb. 3,
                                                                2001      2001
                                                              -------    -------
                          ASSETS                                (in thousands)
Current assets
  Cash and cash equivalents ..............................   $ 10,123   $ 31,962
  Accounts receivable, net ...............................     67,869     57,989
  Merchandise inventories ................................    171,559    170,631
  Prepaid expenses and other current assets ..............     51,635     53,227
                                                              -------    -------
      Total current assets ...............................    301,186    313,809
Property and equipment, net ..............................    229,893    220,032
Goodwill, net ............................................    294,859    297,619
Deferred financing costs, net ............................      4,956      4,281
Other assets .............................................     12,121     12,374
                                                              -------    -------
      Total assets .......................................   $843,015   $848,115
                                                              =======    =======

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable .......................................   $ 51,135   $ 65,903
  Accrued salaries and bonus .............................     12,427     12,960
  Accrued tenancy ........................................      9,864      9,800
  Gift certificates and merchandise credits redeemable ...     16,854     20,375
  Accrued expenses .......................................     32,278     30,604
  Current portion of mortgage ............................      1,427      1,400
                                                              -------    -------
      Total current liabilities ..........................    123,985    141,042

Note Payable to ATSC .....................................    115,761    114,960
Other long-term debt .....................................        883      1,250

Deferred lease costs and other liabilities ...............     16,078     16,834

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value; 1,000 shares
   authorized; 1 share issued and outstanding ............          1          1
  Additional paid-in capital .............................    384,534    383,199
  Retained earnings ......................................    201,773    190,829
                                                              -------    -------
      Total stockholder's equity .........................    586,308    574,029
                                                              -------    -------
      Total liabilities and stockholder's equity .........   $843,015   $848,115
                                                              =======    =======


       See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                          ANNTAYLOR, INC.
                             ---------------
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
          FOR THE QUARTERS ENDED MAY 5, 2001 AND APRIL 29, 2000
                               (unaudited)
                                                         QUARTERS ENDED
                                                    ----------------------------
                                                    May 5, 2001   April 29, 2000
                                                    -----------   --------------
                                                            (in thousands)
Operating activities:
  Net income ......................................   $ 10,944         $ 11,282
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loss on accounts receivable .....        407              121
    Depreciation and amortization .................      9,778            8,219
    Amortization of goodwill ......................      2,760            2,760
    Amortization of deferred compensation .........        476              655
    Non-cash interest .............................      1,077            1,057
    Loss on disposal of property and equipment ....        139               93
    Changes in assets and liabilities:
      Receivables .................................    (10,287)          (4,762)
      Merchandise inventories .....................       (928)         (24,471)
      Prepaid expenses and other current assets ...      1,592              244
      Accounts payable ............................    (14,768)           8,552
      Accrued liabilities .........................     (2,315)           2,537
      Other non-current assets and liabilities, net       (501)           2,010
                                                       -------          -------
  Net cash provided (used) by operating activities      (1,626)           8,297
                                                       -------          -------
Investing activities:
  Purchases of property and equipment .............    (19,780)         (16,857)
                                                       -------          -------
  Net cash used by investing activities ...........    (19,780)         (16,857)
                                                       -------          -------
Financing activities:
  Payments of mortgage ............................       (341)            (316)
  Payment of financing costs ......................       (951)             (19)
  Parent company activity .........................        859              992
                                                       -------          -------
  Net cash provided (used) by financing activities        (433)             657
                                                       -------          -------
Net decrease in cash ..............................    (21,839)          (7,903)
Cash and cash equivalents, beginning of period ....     31,962           35,081
                                                       -------          -------
Cash and cash equivalents, end of period ..........   $ 10,123         $ 27,178
                                                       =======          =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $    373         $    333
                                                       =======          =======
  Cash paid during the period for income taxes ....   $     58         $    867
                                                       =======          =======

      See accompanying notes to condensed consolidated financial statements.

                                      -5-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


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

    The results of operations for the 2001 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 3, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of the Company.

    Certain Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2001 presentation.

    Detailed  footnote  information  is not included for the quarters ended May
5, 2001 and April 29, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 2001 Annual Report on Form 10-K.



2.  LONG-TERM DEBT

    On April 30, 2001, the Company entered into an Amended and Restated $175,000,000 senior secured revolving credit facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This facility amended the Company's then-existing $125,000,000 bank credit agreement that was scheduled to expire in June 2001. The Credit Facility, which matures on April 29, 2004, will be used by the Company for the issuance of commercial and standby letters of credit and to provide revolving loans for other general corporate purposes.

    Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. The outstanding loan balance is required to be reduced to zero for a thirty-day period each fiscal year.


                                      -6-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


2. LONG-TERM DEBT (CONTINUED)

    Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the Bank of America Base Rate, or Eurodollar Rate, plus a margin ranging from 0.25% to 1.00% and from 1.25% to 2.00%, respectively. In addition, the Company is required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. The Credit Facility contains financial and other covenants, including limitations on indebtedness, liens and investments, restrictions on dividends or other distributions to stockholders and maintenance of certain financial ratios including specified levels of tangible net worth.

    The lenders have been granted a pledge of the common stock of the Company and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including accounts receivable, trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.

    The following summarizes long-term debt outstanding at May 5, 2001:

                                           (in thousands)
       Note Payable to ATSC.................  $115,761
                                               -------
       Mortgage.............................     2,310
       Less current portion.................     1,427
                                               -------
       Mortgage, long-term..................       883
                                               -------
           Total long-term debt.............  $116,644
                                               =======
                                      -7-
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                  Quarters Ended
                                                  --------------
                                                  May 5,   April 29,
                                                  2001       2000
                                                  -----     -----
    Number of Stores:
       Open at beginning of period...............  478        405
       Opened during period......................   11         17
       Expanded or remodeled during period*......    4          2
       Closed during period......................    1          1
       Open at end of period.....................  488        421
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................  334        320
       Ann Taylor Loft stores....................  141         88
       Ann Taylor Factory Stores.................   13         13

---------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 5, 2001 COMPARED TO QUARTER ENDED APRIL 29, 2000

    The Company's net sales in the first quarter of 2001 increased to $307,090,000 from $277,068,000 in the first quarter of 2000, an increase of $30,022,000 or 10.8%. Comparable store sales for the first quarter of 2001 decreased 3.5%, compared to a decrease of 0.5% in the first quarter of 2000. Comparable sales by division were down 4.8% for Ann Taylor stores and up 4.9% for Ann Taylor Loft stores. The Loft comparable sales percentage does not include 21 Ann Taylor Loft outlet stores and 12 Ann Taylor Factory Stores. The sales increase was primarily attributable to the opening of new stores offset, in part, by the net decrease in comparable store sales. Management believes that the net decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the first quarter of Fiscal 2001.

      Gross profit as a percentage of net sales decreased to 52.0% in the first quarter of 2001 from 53.6% in the first quarter of 2000. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, compared to the prior year, offset, in part, by higher gross margins achieved on merchandise that was sold at full price.

    Selling,  general  and  administrative  expenses  represented  44.2% of net sales in the first quarter of 2001, compared to 41.7% of net sales in the first quarter of 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000, or 3.1% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of


                                      -8-
================================================================================
various strategic approaches to enhance shareholder value. The increase in selling, general, and administrative expenses as a percentage of net sales, was primarily attributable to decreased leverage on fixed expenses resulting
from  lower   comparable  store  sales  and  also  from  increases  in  tenancy expenses, and increases in Ann Taylor Loft store operations.

    As a result of the foregoing, the Company had operating income of $21,174,000, or 6.9% of net sales, in the first quarter of 2001, compared to operating income of $21,733,000, or 7.8% of net sales, in the first quarter of 2000, after taking into account the nonrecurring charge. Amortization of goodwill was $2,760,000 in both the first quarter of 2001 and the first quarter of 2000. Operating income, without giving effect to goodwill amortization in either year, was $23,934,000, or 7.8% of net sales, in the first quarter of 2001 and $24,493,000, or 8.8% of net sales, in the first quarter of 2000.

    Interest  income was  $335,000  in the first  quarter of 2001  compared  to
$464,000 in the first quarter of 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first quarter of Fiscal 2001, compared to the first quarter of Fiscal 2000.

    Interest expense was $1,780,000 in the first quarter of 2001 compared to $1,796,000 in the first quarter of 2000.

    The income tax provision was $8,785,000, or 44.5% of income before income taxes, in the first quarter of 2000 compared to $9,119,000, or 44.7% of income before income taxes, in the first quarter of 2000. The effective income tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

    As a result of the foregoing factors, the Company had net income of $10,944,000, or 3.6% of net sales, for the first quarter of 2001, compared to net income of $11,282,000, or 4.1% of net sales, for the first quarter of 2000.



                                      -9-
================================================================================

                       PART II. OTHER INFORMATION
                       --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)   Exhibits:


           10.18.1 Amendment to the Employment Agreement, dated June 1, 2001, between ATSC and Barry Erdos. Incorporated by reference to Exhibit 10.17.1 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.


           10.19   Amended and Restated Credit Agreement, dated as of April
                    30, 2001 among the Company, Bank of America, N.A. ("Bank of America"), JP Morgan and First Union National Bank, as Syndication Agents, the financial institutions from time to time party thereto, Bank of America Securities LLC, as Arranger, and Bank of America, as Administrative Agent. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation ("ATSC") for the Quarter ended May 5, 2001 filed on June 18, 2001.


           10.20 Employment Agreement, dated as of April 24, 2001, between ATSC and Kim Roy. Incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.



           10.21 Employment Agreement, dated as of May 3, 2001 between ATSC and Katherine Lawther Krill. Incorporated by reference to
                    Exhibit 10.20 to the Quarterly Report on Form 10-Q of
                    ATSC for the Quarter ended May 5, 2001 filed on June 18,
                    2001.






   (b)   Reports on Form 8-K:

           None


                                      -10-
================================================================================

                                  SIGNATURES
                                  ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AnnTaylor, Inc.



Date: June 18, 2001              By: /s/  J. Patrick Spainhour
      ----------------               -------------------------
                                          J. Patrick Spainhour
                                          Chairman and Chief Executive
                                          Officer





Date: June 18, 2001              By: /s/  James M. Smith
      ----------------               -------------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer