Form 10-Q
period 2001-08-04
ANNTAYLOR INC
filed 2001-09-14
CIK 850090

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 4, 2001

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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding as of
        Class                                August 31, 2001
        -----                               -----------------
  Common Stock, $1.00 par value                     1


     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                INDEX TO FORM 10-Q







                                                                        Page No.
   PART I. FINANCIAL INFORMATION

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Six Months Ended
               August 4, 2001 and July 29, 2000............................ 3
             Condensed Consolidated Balance Sheets at
               August 4, 2001 and February 3, 2001......................... 4
             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended August 4, 2001 and
               July 29, 2000............................................... 5
             Notes to Condensed Consolidated Financial Statements.......... 6

      Item 2.Management's Discussion and Analysis of Results
               of Operations............................................... 8


   PART II.OTHER INFORMATION

      Item 1.Legal Proceedings.............................................10

      Item 6.Exhibits and Reports on Form 8-K..............................11



================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                                ANNTAYLOR, INC.
                                ---------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
    FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                  (unaudited)


                                        Quarters Ended       Six Months Ended
                                        --------------       ----------------

                                      August 4,  July 29,   August 4,  July 29,
                                        2001       2000        2001     2000
                                        ----       ----        ----     ----
                                                   (in thousands)

Net sales .........................   $310,292   $306,252   $617,382   $583,320
Cost of sales .....................    158,289    162,444    305,727    290,916
                                      --------   --------   --------   --------
Gross profit ......................    152,003    143,808    311,655    292,404
Selling, general and
  administrative expenses..........    135,833    116,062    271,551    240,165
Amortization of goodwill ..........      2,760      2,760      5,520      5,520
                                      --------   --------   --------   --------
Operating income ..................     13,410     24,986     34,584     46,719
Interest income ...................        523        806        858      1,270
Interest expense ..................      1,719      1,830      3,499      3,626
                                      --------   --------   --------   --------
Income before income taxes ........     12,214     23,962     31,943     44,363
Income tax provision ..............      5,815     10,536     14,600     19,655
                                      --------   --------   --------   --------
    Net income ....................   $  6,399   $ 13,426   $ 17,343   $ 24,708
                                      ========   ========   ========   ========


       See accompanying notes to condensed consolidated financial statements.

================================================================================

                                  ANNTAYLOR, INC.
                                  ---------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                      AUGUST 4, 2001 AND FEBRUARY 3, 2001
                                  (unaudited)


                                                      August 4, February 3,
                                                         2001      2001
                                                         ----      ----
                       ASSETS                           (in thousands)
Current assets
  Cash and cash equivalents .......................   $ 29,656   $ 31,962
  Accounts receivable, net ........................     59,581     57,989
  Merchandise inventories .........................    173,913    170,631
  Prepaid expenses and other current assets .......     57,576     53,227
                                                      --------   --------
      Total current assets ........................    320,726    313,809
Property and equipment, net .......................    245,112    220,032
Goodwill, net .....................................    292,099    297,619
Deferred financing costs, net .....................      4,827      4,281
Other assets ......................................     14,718     12,374
                                                      --------   --------
      Total assets ................................   $877,482   $848,115
                                                      ========   ========
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable.................................    $71,548   $ 65,903
  Accrued salaries and bonus ......................     10,052     12,960
  Accrued tenancy .................................     10,674      9,800
  Gift certificates and merchandise
    credits redeemable ............................     16,115     20,375
  Accrued expenses ................................     37,397     30,604
  Current portion of long-term debt ...............      1,454      1,400
                                                      --------   --------
      Total current liabilities ...................    147,240    141,042

Note Payable to ATSC ..............................    116,572    114,960
Other long-term debt ..............................        509      1,250

Deferred lease costs and other liabilities.........     16,298     16,834

Commitments and contingencies

Stockholder's equity
  Common stock, $1.00 par value;
      1,000 shares authorized;
      1 share issued and outstanding ..............          1          1
  Additional paid-in capital ......................    388,690    383,199
  Retained earnings ...............................    208,172    190,829
                                                      --------   --------
      Total stockholder's equity ..................    596,863    574,029
                                                      --------   --------
      Total liabilities and stockholder's equity ..   $877,482   $848,115
                                                      ========   ========



   See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                             ANNTAYLOR, INC.
                             ---------------
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
        FOR THE SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                               (unaudited)


                                                       Six Months Ended
                                                ------------------------------
                                                August 4, 2001   July 29, 2000
                                                --------------   -------------

                                                       (in thousands)
Operating activities:
  Net income ......................................   $ 17,343    $ 24,708
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loss on accounts receivable .....        697         595
    Depreciation and amortization .................     19,974      16,521
    Amortization of goodwill ......................      5,520       5,520
    Non-cash interest .............................      2,082       2,114
    Amortization of deferred compensation .........      1,163       1,159
    Loss on disposal of property and equipment ....        922         859
    Changes in assets and liabilities:
      Receivables .................................     (2,289)       (595)
      Merchandise inventories .....................     (3,282)    (14,665)
      Prepaid expenses and other current assets ...     (4,349)     (4,820)
      Accounts payable ............................      5,645       6,688
      Accrued liabilities .........................        500         873
      Other non-current assets and liabilities, net     (2,880)       (744)
                                                      --------    --------
  Net cash provided by operating activities .......     41,046      38,213
                                                      --------    --------
Investing activities:
  Purchases of property and equipment .............    (45,976)    (39,357)
                                                      --------    --------
  Net cash used by investing activities ...........    (45,976)    (39,357)
                                                      --------    --------
Financing activities:
  Payments on mortgage ............................       (688)       (638)
  Payment of financing costs ......................     (1,016)        (41)
  Parent company activity .........................      4,328       1,344
                                                      --------    --------
  Net cash provided by financing activities .......      2,624         665
                                                      --------    --------
Net decrease in cash ..............................     (2,306)       (479)
Cash and cash equivalents, beginning of period ....     31,962      35,081
                                                      --------    --------
Cash and cash equivalents, end of period ..........   $ 29,656    $ 34,602
                                                      ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $  1,265    $  1,216
                                                      ========    ========
  Cash paid during the period for income taxes ....   $  2,646    $ 22,411
                                                      ========    ========


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

    Detailed footnote information is not included for the quarters ended August 4, 2001 and July 29, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 2000 Annual Report on Form 10-K.




2.  LONG-TERM DEBT


    The following summarizes long-term debt outstanding at August 4, 2001:

                                           (in thousands)
       Note Payable to ATSC.................  $116,572
                                              --------
       Mortgage.............................     1,963
       Less current portion.................     1,454
                                              --------
       Mortgage, long-term..................       509
                                              --------
          Total long-term debt..............  $117,081
                                              ========


                                   -6-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)



3.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal 2002, subject to independent valuation which supports the carrying value of such long-lived assets, and estimates that it will add approximately $11,000,000 annually to net income.

     In July 2001, the FASB unananimously voted to issue SFAS 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a significant impact on the Company's consolidated financial position or consolidated results of operations.


                                    -7-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                       Six Months Ended
                                       ----------------

                                      August 4,   July 29,
                                        2001       2000
                                        ----       ----

Number of Stores:
   Open at beginning of period.          478        405
   Opened during period........           25         30
   Expanded during period*.....            5          2
   Closed during period........            3          5
   Open at end of period.......          500        430
Type of Stores Open at End of Period:
   Ann Taylor stores...........          335        319
   Ann Taylor Loft stores......          153         98
   Ann Taylor Factory Stores...           12         13

-------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 29, 2000

    The Company's net sales in the first six months of Fiscal 2001 increased to $617,382,000 from $583,320,000, an increase of $34,062,000 or 5.8%.
Comparable store sales for the first six months of 2001 decreased 8.4% compared to an increase of 1.4% during the same period in Fiscal 2000. Comparable store sales by division were down 11.1% for Ann Taylor stores and up 2.8% for Ann Taylor Loft stores. The sales increase was primarily attributable to the opening of new stores offset, in part, by the net decrease in comparable store sales. Management believes that the net decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Spring season of 2001.

    Gross profit as a percentage of net sales increased to 50.5% in the first six months of 2001 from 50.1% in the first six months of 2000.

    Selling, general and administrative expenses were 44.0% of net sales in the first six months of 2001, compared to 39.7% of net sales in the first six months of 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000, or 1.5% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general and administrative expenses as a percentage of net sales was


                                     -8-
================================================================================
primarily attributable to decreased leverage on fixed expenses resulting from lower overall comparable store sales and also increases in tenancy and Ann Taylor Loft store operations expenses as a percentage of net sales due to expansion.

    As a result of the foregoing, the Company had operating income of $34,584,000, or 5.6% of net sales, in the first six months of 2001, compared to operating income, after taking into account the nonrecurring charge, of $46,719,000, or 8.0% of net sales, in the first six months of 2000.
Amortization of goodwill was $5,520,000 in each of the first six months of Fiscal 2001 and Fiscal 2000. Operating income, without giving effect to goodwill amortization, was $40,104,000, or 6.5% of net sales, in the 2001 period and $52,239,000, or 9.0% of net sales, in the 2000 period.

    Interest income was $858,000 in the first six months of Fiscal 2001 compared to $1,270,000 in the first six months of Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first six months of Fiscal 2001, compared to the first six months of Fiscal 2000.

     Interest expense was $3,499,000 in the first six months of Fiscal 2001 compared to $3,626,000 in the first six months of Fiscal 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

    The income tax provision was $14,600,000, or 45.7% of income before income taxes, in the 2001 period, compared to $19,655,000, or 44.3% of income before income taxes, in the 2000 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $17,343,000, or 2.8% of net sales, for the first six months of 2001, compared to net income of $24,708,000 or 4.2% of net sales, for the first six months of 2000.

================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 1   LEGAL PROCEEDINGS

      On April 26, 1996, alleged stockholders of the Company's parent, Ann Taylor Stores Corporation ("ATSC"), filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "District Court"), against ATSC, the Company, certain former officers and directors of ATSC and the Company, Merrill Lynch & Co. ("ML&Co.") and certain affiliates of ML&Co. (Novak v. Kasaks, et. al., No. 96 CIV 3073 (S.D.N.Y.
1996)).  The  complaint  alleged  causes  of  action  under  Section  10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended, asserting that ATSC and the other defendants made false and misleading statements about the Company and ATSC during the period commencing February 3, 1994 through May 4, 1995 (the "Putative Class Period"). The complaint sought, among other things, (1) certification as a class action on behalf of all purchasers of ATSC's common stock during the Putative Class Period, (2) an award of compensatory damages to the plaintiffs and purported members of the class, pre-judgment and post-judgment interest, and reasonable attorneys' fees and
(3) equitable and/or injunctive relief.

      The District Court granted the defendants' motions to dismiss the complaint and a subsequently filed amended complaint. On June 21, 2000, the United States Court of Appeals for the Second Circuit (the "Court of Appeals") vacated the dismissal of the amended complaint, and remanded the case to the District Court with instructions to allow plaintiffs to replead their complaint, and to reconsider whether plaintiffs' allegations are pled with sufficient particularity to satisfy the pleading standards of the Private Securities Litigation Reform Act of 1995. On or about November 27, 2000, the United States Supreme Court denied the petition for a writ of certiorari filed by ATSC, the Company and their former directors and officers seeking review and reversal of the decision of the Court of Appeals.

      While this action was pending before the Court of Appeals, ML&Co., its affiliates and the two directors who previously served on the Company's Board of Directors as representatives of certain affiliates of ML&Co. (the "settling defendants"), reached a settlement with the plaintiffs, which provided, among other things, for the establishment by the settling defendants of a settlement fund in the amount of $3,000,000 plus interest. On or about December 14, 1999, the District Court entered an Order and Final Judgment approving this partial settlement, dismissing the amended complaint with prejudice as to the settling defendants, and barring and enjoining any future claims by, among others, the remaining defendants against the settling defendants for contribution.


                                     -10-
================================================================================

      Following the decision of the Court of Appeals, plaintiffs elected not to replead their amended complaint. Accordingly, on or about September 29, 2000, ATSC, the Company and their former directors and officers again moved to dismiss the amended complaint, arguing that it fails to plead fraud with sufficient particularity under the standard set forth by the Court of Appeals in its June 21, 2000 decision. On or about July 18, 2001, the District Court denied the motion. The parties are now conducting discovery.

      Due to the fact that the litigation is still in its preliminary stages, any liability that may arise from this action cannot be predicted at this time. The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

            None



(b)      Reports on Form 8-K:

            None



                                   -11-
================================================================================

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AnnTaylor, Inc.



Date:  September 14, 2001           By: /s/J. Patrick Spainhour
     ----------------------         ---------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                               Officer




Date:  September 14, 2001           By: /s/James M. Smith
     ----------------------         ---------------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                              Treasurer