Form 10-Q
period 2001-11-03
ANNTAYLOR INC
filed 2001-12-14
CIK 850090

-------------------------------------------------------------------
-------------------------------------------------------------------



                           UNITED STATES
                           -------------
                SECURITIES AND EXCHANGE COMMISSION
                ----------------------------------
                      WASHINGTON, D.C. 20549
                      ----------------------

                             FORM 10-Q
                             ---------

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   -------------------------------------------------------
      SECURITIES EXCHANGE ACT OF 1934
      -------------------------------

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                OR

| |   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
---   ----------  ------  --------  --  -------  ------------------

      SECURITIES EXCHANGE ACT OF 1934
      -------------------------------


                  Commission file number 1-11980


                        ANNTAYLOR, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


       DELAWARE                                         51-0297083
--------------------------------        ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



   142 WEST 57TH STREET, NEW YORK, NY                          10019
   ----------------------------------                          -----
(Address of principal executive offices)                     (Zip Code)


                              (212) 541-3300
                              --------------
          (Registrant's telephone number, including area code)


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  |X|    No [  ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                               November 30, 2001
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

---------------------------------------------------------------------
---------------------------------------------------------------------


================================================================================

                          INDEX TO FORM 10-Q







                                                                  PAGE NO.
                                                                  --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Operations
               for the Quarters and Nine Months Ended
               November 3, 2001 and October 28, 2000.................. 3
             Condensed Consolidated Balance Sheets at
               November 3, 2001 and February 3, 2001.................. 4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 3, 2001 and
               October 28, 2000....................................... 5
             Notes to Condensed Consolidated Financial Statements..... 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................... 8


   PART II.OTHER INFORMATION
   -------------------------

      Item 6.Exhibits and Reports on Form 8-K.........................10


================================================================================

                   PART I. FINANCIAL INFORMATION
                   -----------------------------


ITEM 1.    FINANCIAL STATEMENTS




                          ANNTAYLOR, INC.
                          ---------------
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------
    FOR THE QUARTERS AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND
                         OCTOBER 28, 2000
                            (unaudited)

                                        QUARTERS ENDED      NINE MONTHS ENDED
                                      -------------------   -------------------
                                      NOV. 3,    OCT. 28,   NOV. 3,    OCT. 28,
                                        2001       2000      2001       2000
                                      -------    -------    -------    -------
                                                 (in thousands)

Net sales ........................   $310,804   $305,876   $928,187   $889,196
Cost of sales ....................    142,929    135,438    448,657    426,354
                                      -------    -------    -------    -------

Gross profit .....................    167,875    170,438    479,530    462,842
Selling, general and
   administrative expenses            142,212    125,143    413,763    365,308
Amortization of goodwill .........      2,760      2,760      8,280      8,280
                                      -------    -------    -------    -------
Operating income .................     22,903     42,535     57,487     89,254
Interest income ..................        242        464      1,100      1,734
Interest expense .................      1,516      1,899      5,015      5,525
                                      -------    -------    -------    -------
Income before income taxes .......     21,629     41,100     53,572     85,463
Income tax provision .............      9,535     17,223     24,135     36,878
                                      -------    -------    -------    -------
    Net income ...................   $ 12,094   $ 23,877   $ 29,437   $ 48,585
                                      =======    =======    =======    =======




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS.


                                      -3-
================================================================================

                            ANNTAYLOR, INC.
                            ---------------
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------
                   NOVEMBER 3, 2001 AND FEBRUARY 3, 2001
                                 (unaudited)


                                                          NOV. 3,  FEBRUARY 3,
                                                           2001       2001
                                                         --------   --------
                       ASSETS                              (in thousands)
Current assets
  Cash and cash equivalents ..........................   $  3,649   $ 31,962
  Accounts receivable, net ...........................     70,752     57,989
  Merchandise inventories ............................    224,810    170,631
  Prepaid expenses and other current assets ..........     54,481     53,227
                                                         --------   --------
      Total current assets ...........................    353,692    313,809
Property and equipment, net ..........................    252,794    220,032
Goodwill, net ........................................    289,340    297,619
Deferred financing costs, net ........................      4,721      4,281
Other assets .........................................     18,250     12,374
                                                         --------   --------
      Total assets ...................................   $918,797   $848,115
                                                         ========   ========


               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ...................................   $ 72,300   $ 65,903
  Accrued salaries and bonus .........................     10,798     12,960
  Accrued tenancy ....................................     10,959      9,800
  Gift certificates and merchandise credits redeemable     14,936     20,375
  Accrued expenses ...................................     49,623     30,604
  Current portion of long-term debt ..................     15,731      1,400
                                                         --------   --------
      Total current liabilities ......................    174,347    141,042

Note Payable to ATSC .................................    117,387    114,960
Other long-term debt .................................        129      1,250

Deferred lease costs and other liabilities ...........     16,456     16,834

Stockholder's equity
  Common stock, $1.00 par value;
      1,000 shares authorized;
      1 share issued and outstanding .................          1          1
  Additional paid-in capital .........................    390,211    383,199
  Retained earnings ..................................    220,266    190,829
                                                         --------   --------
      Total stockholder's equity .....................    610,478    574,029
                                                         --------   --------
      Total liabilities and stockholder's equity .....   $918,797   $848,115
                                                         ========   ========





       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS.

================================================================================

                       ANNTAYLOR, INC.
                       ---------------
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
  FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28,2000
                         (unaudited)

                                                       NINE MONTHS ENDED
                                                     ------------------------
                                                     NOVEMBER 3,  OCTOBER 28,
                                                         2001        2000
                                                       -------     -------
                                                          (in thousands)

Operating activities:
  Net income ......................................   $ 29,437    $ 48,585
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Provision for loss on accounts receivable .....      1,087         852
    Depreciation and amortization .................     31,330      25,035
    Amortization of goodwill ......................      8,280       8,280
    Non-cash interest .............................      3,021       3,179
    Amortization of deferred compensation .........        998       1,160
    Deferred income taxes .........................      2,025      (2,189)
    Loss on disposal of property and equipment ....      1,502       1,791
    Changes in assets and liabilities:
      Receivables .................................    (13,850)    (13,457)
      Merchandise inventories .....................    (54,179)    (74,893)
      Prepaid expenses and other current assets ...     (2,192)      9,871
      Accounts payable ............................      6,397      20,232
      Accrued expenses ............................     12,577      21,385
      Other non-current assets and liabilities, net     (7,350)     (2,095)
                                                       -------     -------
  Net cash provided by operating activities .......     19,083      47,736
                                                       -------     -------
Investing activities:
  Purchases of property and equipment .............    (65,586)    (64,810)
                                                       -------     -------
  Net cash used by investing activities ...........    (65,586)    (64,810)
                                                       -------     -------
Financing activities:
  Net borrowings under revolving credit facility ..     14,250         ---
  Payment of deferred financing costs .............     (1,033)        (45)
  Payments on mortgage ............................     (1,040)       (965)
  Parent company activity .........................      6,013       2,232
                                                       -------     -------
  Net cash provided by financing activities .......     18,190       1,222
                                                       -------     -------
Net decrease in cash ..............................    (28,313)    (15,852)
Cash and cash equivalents, beginning of period ....     31,962      35,081
                                                       -------     -------
Cash and cash equivalents, end of period ..........   $  3,649    $ 19,229
                                                      ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $  1,522    $  1,563
                                                      ========    ========
  Cash paid during the period for income taxes ....   $ 11,984    $ 28,968
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

    The results of operations for the Fiscal 2001 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The  February  3, 2001  condensed  consolidated  balance  sheet
amounts   have   been   derived   from   the   previously   audited
consolidated balance sheet of the Company.

    Certain Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2001 presentation.

    Detailed footnote information is not included for the quarters ended November 3, 2001 and October 28, 2000. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in the Company's 2000 Annual Report on Form 10-K.



2.  LONG-TERM DEBT
    --------------

    The  following   summarizes   long-term  debt   outstanding  at
November 3, 2001:

                                                   (in thousands)

      Note Payable to ATSC .........................   $117,387
                                                       --------
      Mortgage .....................................      1,610
      Net borrowings under revolving credit facility     14,250
                                                       --------
         Subtotal ..................................     15,860
      Less current portion .........................     15,731
                                                       --------
      Mortgage, long-term ..........................        129
                                                       --------
         Total long-term debt ......................   $117,516
                                                       ========

                                      -6-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (unaudited)


3.  RECENT ACCOUNTING PRONOUNCEMENTS
    --------------------------------

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management does not believe that the adoption of SFAS 141 will have an impact on the Company's consolidated financial position or consolidated results of operations. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS 142 in Fiscal 2002, and estimates that it will add approximately $11,000,000 annually to net income.

    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the conditions under which an impairment charge should be recorded related to long-lived assets, other than goodwill, to be held and used, as well as those to be disposed of by sale or otherwise. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing, but has not yet determined, the impact the adoption of SFAS 144 will have on the Company's consolidated financial position or consolidated results of operations.

                                      -7-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                      NINE MONTHS ENDED
                                      -----------------
                                    NOVEMBER 3, OCTOBER 28,
                                        2001        2000
                                        ----        ----
Number of Stores:
   Open at beginning of period ......   478         405
   Opened during period .............    58          67
   Expanded during period*  .........     6           3
   Closed during period .............     4           5
   Open at end of period ............   532         467
Type of Stores Open at End of Period:
   Ann Taylor stores ................   341         331
   Ann Taylor Loft stores ...........   178         123
   Ann Taylor Factory Stores ........    13          13

---------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



NINE MONTHS  ENDED  NOVEMBER 3, 2001  COMPARED TO NINE MONTHS ENDED
OCTOBER 28, 2000

    The Company's net sales in the first nine months of Fiscal 2001 increased to $928,187,000 from $889,196,000, an increase of
$38,991,000, or 4.4%. Comparable store sales for the first nine months of Fiscal 2001 decreased 9.1% compared to an increase of 1.0% during the same period in Fiscal 2000. Comparable store sales by division were down 11.9 percent for Ann Taylor and up
2.0 percent for new concept Ann Taylor Loft. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores offset, in part, by the net decrease in comparable store sales. Management believes that the net decrease in comparable store sales was, in part, the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores during the first nine months of Fiscal 2001. An overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001, further contributed to the decrease.

    Gross profit as a percentage of net sales decreased to 51.7% in the first nine months of Fiscal 2001 from 52.0% in the first nine months of Fiscal 2000.

                                      -8-
================================================================================

    Selling, general and administrative expenses were 44.6% of net sales in the first nine months of Fiscal 2001, compared to 40.1% of net sales in the first nine months of Fiscal 2000, excluding a pre-tax nonrecurring charge of approximately $8,500,000 or 1.0% of net sales, in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from negative comparable store sales and increases in tenancy and Ann Taylor Loft store operations expenses due to expansion.

    As a result of the foregoing, the Company had operating income of $57,487,000, or 6.2% of net sales, in the first nine months of Fiscal 2001, compared to operating income, after taking into account the nonrecurring charge, of $89,254,000, or 10.0% of net sales, in the first nine months of Fiscal 2000. Amortization of goodwill was $8,280,000 in each of the first nine months of Fiscal 2001 and Fiscal 2000. Operating income, without giving effect to goodwill amortization, was $65,767,000, or 7.1% of net sales, in the Fiscal 2001 period and $97,534,000, or 11.0% of net sales, in the Fiscal 2000 period.

    Interest income was $1,100,000 in the first nine months of Fiscal 2001 compared to $1,734,000 in the first nine months of Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during the first nine months of Fiscal 2001, compared to the first nine months of Fiscal 2000.

    Interest expense was $5,015,000 in the first nine months of Fiscal 2001 compared to $5,525,000 in the first nine months of Fiscal 2000. The decrease in interest expense was primarily attributable to a decrease in letter of credit fees and a reduction in amortization of deferred financing costs resulting from the Credit Facility entered into in the first quarter of Fiscal 2001.

    The income tax provision was $24,135,000, or 45.1% of income before income taxes, in the Fiscal 2001 period, compared to $36,878,000, or 43.2% of income before income taxes, in the Fiscal 2000 period. The effective income tax rate for both periods differed from the statutory rate primarily because of non-deductible goodwill amortization.

    As a result of the foregoing factors, the Company had net income of $29,437,000, or 3.2% of net sales, for the first nine months of Fiscal 2001, compared to net income of $48,585,000, or 5.5% of net sales, for the first nine months of Fiscal 2000.

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


                                    ANNTAYLOR, INC.



Date:     December 14, 2001         By: /s/J. Patrick Spainhour
      --------------------------        --------------------------
                                           J. Patrick Spainhour
                                           Chairman and Chief Executive
                                               Officer




Date:     December 14, 2001         By: /s/James M. Smith
      --------------------------        --------------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer
                                            and Treasurer