Form 10-K
period 2002-02-02
ANNTAYLOR INC
filed 2002-04-05
CIK 850090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-K
                                   ---------
(Mark One)

|X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
                                      OR
|_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934.

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

      As of March 1, 2002, 1 share of common stock was outstanding.



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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


================================================================================

                                        PART I



ITEM 1. BUSINESS
-------

GENERAL

      AnnTaylor, Inc. (the "Company" or "Ann Taylor"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the "Ann Taylor" and "Ann Taylor Loft" brand names. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on customer service. Ann Taylor sales associates are trained to assist customers in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the customers' personal styles.

      As of February 2, 2002, the Company operated 538 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Store. The Company's 342 Ann Taylor
stores compete in the "better"-priced market. These stores represent the Company's core merchandise line. Approximately three-quarters of these stores are located in regional malls and upscale specialty retail centers, with the balance located in downtown and village locations. The Company believes that the customer base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its customers are professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized customer service, efficient store layouts and continual flow of new merchandise.

      As of February 2, 2002, the Company operated 186 Ann Taylor Loft stores. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, strip shopping centers and urban and village street locations. At February 2, 2002, 168 Ann Taylor Loft stores were located in these venues. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market. See "Stores and Expansion", "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward Looking Disclosures" below.

      As of February 2, 2002, the Company also operated 10 Ann Taylor Factory stores in factory outlet centers. The Company plans to convert all 18 Ann
Taylor Loft outlet stores to Ann Taylor Factory stores during Fiscal 2002. The Ann Taylor Factory outlet stores will then serve as a brand-appropriate clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores and will also handle an increasing assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

      From time to time, the Company introduces new product categories to its merchandise assortment. The Company believes that product extensions support the Company's total wardrobing strategy and provide existing and new customers with additional reasons to shop at the Company's stores. Product extensions introduced over the last several years include petite sizes in the Company's apparel offerings and fragrance and personal care products in both Ann Taylor and Ann Taylor Loft stores. In Fiscal 2001, the Company discontinued its line of color cosmetics. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000".

================================================================================
making Ann Taylor merchandise available for direct retail sale to customers over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor stores' collection. Although the Company's Online Store did not achieve the expected sales volume during Fiscal 2001, the Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with customers, as well as creates the opportunity for sales to new and existing customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store.

      The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by AnnTaylor Stores Corporation ("ATSC"). The Company was acquired by ATSC in a leveraged buyout transaction in 1989.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this annual report on Form 10-K contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward-looking statements, and the Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".


ITEM 2. PROPERTIES
-------

      As of February 2, 2002, the Company operated 538 stores, all of which were leased. The store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods, and grant the Company the right to extend the term for one or two additional five-year periods. Most of the store leases require Ann Taylor to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require Ann Taylor to pay real estate taxes, insurance and certain common area and maintenance costs.

      Ann Taylor leases corporate offices at 142 West 57th Street and 1372 Broadway in New York City. The Company also leases office space in New Haven, Connecticut.

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


ITEM 3. LEGAL PROCEEDINGS
-------

      ATSC settled the purported class action lawsuit pending in the United States District Court for the Southern District of New York against the Company, ATSC, and certain former officers and directors of the Company and ATSC. Finalization of the settlement is subject to Court approval. The complaint alleged that the defendants made false and misleading statements about the Company and ATSC from February 3, 1994 through May 4, 1995. The net cost to ATSC, after application of insurance proceeds, will be approximately $3.3 million. The decision to settle this action was not an admission of any wrongdoing, but reflected the significant legal fees, other expenses and management time that would have to be devoted to continue to vigorously defend it in the courts.

      The Company is also a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.

                                      -2-
================================================================================

                                       PART II
                                       -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

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


ITEM 7. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
-------
RESULTS OF OPERATIONS



SALES

      The following table sets forth certain sales and store data for the periods indicated:

                                                             FISCAL YEAR
                                              -------------------------------------------
                                                  2001            2000            1999
                                              -----------     -----------     -----------
                                               (52 weeks)      (53 weeks)      (52 weeks)

Net sales ($000) ..........................   $ 1,299,573     $ 1,232,776     $ 1,084,519
Total net sales increase
    percentage (52-week basis) ............           6.8%           12.2%           18.9%
Comparable store sales increase
  (decrease) percentage (52-week basis) ...          (6.1)%          (0.5)%           8.4%
Net sales per average gross square foot ...   $       452     $       496     $       502
Total store square footage at end of period     3,057,000       2,695,000       2,280,000
Number of:
  New stores ..............................            67              81              47
  Expanded stores .........................             6               4               8
  Closed stores ...........................             7               8               7
Total stores open at end of period ........           538             478             405

     The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.


RESULTS OF OPERATIONS

      The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated:

                                                            FISCAL YEAR
                                                      ------------------------
                                                       2001     2000     1999
                                                      -----    -----    -----
Net sales .......................................     100.0%   100.0%   100.0%
Cost of sales ...................................      50.2     50.5     49.4
                                                      -----    -----    -----
    Gross profit ................................      49.8     49.5     50.6
Selling, general and administrative expenses ....      44.4     40.7     38.2
Amortization of goodwill ........................       0.8      0.9      1.0
                                                      -----    -----    -----
    Operating income ............................       4.6      7.9     11.4
Interest income .................................       0.1      0.2      0.4
Interest expense ................................       0.5      0.6      1.1
                                                      -----    -----    -----
Income before income taxes and extraordinary loss       4.2      7.5     10.7
Income tax provision ............................       2.0      3.3      4.6
                                                      -----    -----    -----
Income before extraordinary loss ................       2.2      4.2      6.1
Extraordinary loss ..............................        --       --      0.1
                                                      -----    -----    -----
Net income ......................................       2.2%     4.2%     6.0%
                                                      =====    =====    =====
                                      -3-
================================================================================

FISCAL 2001 COMPARED TO FISCAL 2000

      The Company's net sales increased to $1,299,573,000 over $1,232,776,000 in Fiscal 2000, an increase of $66,797,000, or 5.4%. Comparable store sales for Fiscal 2001 decreased 6.1%, compared to a decrease of 0.5% in Fiscal 2000. Total sales for Fiscal 2001 were up 6.8% from $1,216,808,000 for the 52-week period ended January 27, 2001. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by the decrease in comparable store sales in Fiscal 2001. Management believes that the decrease in comparable store sales was, in part, the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Spring 2001 season. Sales were also impacted by an overall reduction in client spending caused by the current economic environment, as well as the impact of the events of September 11, 2001.

      Gross margin as a percentage of net sales, excluding certain nonrecurring expenses described below, increased to 50.2% in Fiscal 2001 from 49.5% in Fiscal 2000. The increase in gross margin reflects higher margins achieved on full price and non-full price sales at both divisions, offset, in part, by higher promotional sales activity in Fiscal 2001 compared to the prior year. In addition, during the fourth quarter of Fiscal 2001, the Company incurred a pre-tax nonrecurring charge of approximately $17,000,000. Approximately $4,100,000 of this charge affected gross margin, and related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders. The remaining $12,900,000 were additional selling, general and administrative costs, as further discussed below. After taking these nonrecurring charges into account, gross margin, as a percentage of sales, was 49.8%.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $563,658,000, or 43.4% of net sales, in Fiscal 2001, compared to $490,760,000, or 39.8% of net sales, in Fiscal 2000. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to decreased leverage on fixed expenses resulting from negative comparable store sales, and increases in tenancy and Loft store operations expenses due to expansion. Of the $17,000,000 pre-tax nonrecurring charge discussed above, approximately
$12,900,000 represented increased selling, general and administrative costs. Approximately $7,200,000 of the nonrecurring charge related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit (see Item 3 - "Legal Proceedings"). The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce. After taking these nonrecurring charges into account, selling, general and administrative expenses, as a percentage of net sales, were 44.4%. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a nonrecurring pre-tax charge of $2,200,000 relating to the costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these nonrecurring charges into account, selling, general and administrative expenses for Fiscal 2000, as a percentage of sales, were 40.7%.

      Operating income decreased to $60,141,000, or 4.6% of net sales, in Fiscal 2001, from $98,240,000, or 7.9% of net sales, in Fiscal 2000. Amortization of goodwill was $11,040,000, or 0.8% of net sales, in Fiscal 2001, compared to $11,040,000, or 0.9% of net sales, in Fiscal 2000. Operating income without giving effect to such amortization was $71,181,000, or 5.4% of net sales, in Fiscal 2001 and $109,280,000, or 8.8% of net sales, in Fiscal 2000.

      Interest income was $1,390,000 in Fiscal 2001, compared to $2,473,000 in Fiscal 2000. The decrease was primarily attributable to lower cash on hand and lower interest rates during Fiscal 2001 compared to Fiscal 2000.

                                      -4-
================================================================================

      Interest  expense was  $6,869,000 in Fiscal 2001,  compared to $7,315,000
in  Fiscal  2000.  The  weighted   average   interest  rate  on  the  Company's
outstanding indebtedness at February 2, 2002 was 3.75%.

      The income tax provision was $25,557,000, or 46.8% of income before income taxes in Fiscal 2001, compared to $41,035,000, or 43.9% of income before income taxes in Fiscal 2000. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $29,105,000, or 2.2% of net sales, for Fiscal 2001, compared to net income of $52,363,000, or 4.2% of net sales, for Fiscal 2000.


FISCAL 2000 COMPARED TO FISCAL 1999

      The Company's net sales increased to $1,232,776,000 over $1,084,519,000 in Fiscal 1999, an increase of $148,257,000, or 13.7%. Comparable store sales for Fiscal 2000 decreased 0.5%, compared to an increase of 8.4% in Fiscal 1999. Total sales for the 52-week period ended January 27, 2001 were up 12.2% to $1,216,808,000, compared to the same period in Fiscal 1999. The sales increase was primarily attributable to the opening of new stores and the expansion of existing stores, partially offset by a net decrease in comparable store sales in Fiscal 2000. Management believes that the decrease in comparable store sales was the result of customer dissatisfaction with certain of the Company's product offerings and merchandise assortment in the Fall 2000 season.

      Gross profit as a percentage of net sales decreased to 49.5% in Fiscal 2000 from 50.6% in Fiscal 1999. This decrease in gross margin reflects a higher markdown rate on goods sold below full price and the sale of a greater amount of goods below full price as a percentage of sales, most significantly in the fourth quarter of Fiscal 2000, compared to the prior year. These decreases were offset, in part, by higher gross margins achieved on
merchandise   that  was  sold  at  full   price,   attained   through   ongoing
efficiencies achieved through continued improvements in the Company's sourcing, merchandising, and inventory processes.

      Selling, general and administrative expenses, excluding certain nonrecurring expenses described below, were $490,760,000, or 39.8% of net sales, in Fiscal 2000, compared to $414,315,000, or 38.2% of net sales, in
Fiscal 1999. Selling, general and administrative expenses for Fiscal 2000 included approximately $10,300,000 of expenses related to the development of the Company's Online Store, which commenced during Fiscal 2000. Selling, general and administrative expenses as a percentage of net sales also reflected increases in tenancy expenses and increases in Ann Taylor Loft store operations expenses, offset by a decrease in the provision for management performance bonus expense. During the first quarter of Fiscal 2000, the Company incurred a pre-tax nonrecurring charge of approximately $8,500,000 in connection with an extensive review conducted with the Company's financial and legal advisors of various strategic approaches to enhance shareholder value. In the fourth quarter of Fiscal 2000, the Company recorded a nonrecurring pre-tax charge of $2,200,000 relating to the estimated costs of the Company's obligations under a former executive's employment contract with the Company, in connection with the executive's resignation in January 2001. After taking these nonrecurring charges into account, selling, general and administrative expenses, as a percentage of sales, were 40.7%.

      Operating income decreased to $98,240,000, or 7.9% of net sales, in Fiscal 2000, from $123,150,000, or 11.4% of net sales, in Fiscal 1999. Amortization of goodwill was $11,040,000, or 0.9% of net sales, in Fiscal 2000, compared to $11,040,000, or 1.0% of net sales, in Fiscal 1999. Operating income without giving effect to such amortization was $109,280,000, or 8.8% of net sales, in Fiscal 2000 and $134,190,000, or 12.4% of net sales, in Fiscal 1999.

      Interest income was $2,473,000 in Fiscal 2000, compared to $4,378,000 in Fiscal 1999. The decrease was primarily attributable to decreased cash on hand in Fiscal 2000 as a result of a dividend to ATSC, described below under "Liquidity and Capital Resources", to facilitate the repurchase by ATSC of shares of its common stock during the second half of Fiscal 1999.
                                      -5-
================================================================================

     Interest expense was $7,315,000 in 2000, compared to $11,814,000 in 1999. The decrease in interest expense was attributable to the net reduction in the Company's outstanding long-term debt and other obligations and a decrease in the interest rate borne by the Company's remaining outstanding long- term debt. During the second quarter of 1999, a note (the "intercompany note") payable by the Company to ATSC in August 1998 was forgiven, and the Company's 8-3/4% Subordinated Notes due 2000 ("8-3/4% Notes") referred to below were redeemed. These transactions were completed using, in part, the proceeds from the issuance in June 1999 of a promissory note to ATSC ("Note Payable to ATSC"), which bears interest at a rate of 3.75% per annum. The weighted average interest rate on the Company's outstanding indebtedness at February 3, 2001 was 3.79%.

      The income tax provision was $41,035,000, or 43.9% of income before income taxes in Fiscal 2000, compared to $50,221,000, or 43.4% of income before income taxes and extraordinary loss in Fiscal 1999. The effective tax rates for both periods were higher than the statutory rates, primarily as a result of non-deductible goodwill expense.

      As a result of the foregoing factors, the Company had net income of $52,363,000, or 4.2% of net sales, for Fiscal 2000, compared to net income of $64,531,000, or 6.0% of net sales, for Fiscal 1999.


CHANGES IN FINANCIAL POSITION

      Accounts receivable increased to $65,296,000 at the end of Fiscal 2001 from $57,989,000 at the end of Fiscal 2000, an increase of $7,307,000, or 12.6%. This increase was primarily attributable to an increase of $6,083,000 in trade accounts receivable.

      Merchandise inventories increased to $180,117,000 at February 2, 2002 from $170,631,000 at February 3, 2001, an increase of $9,486,000, or 5.6%.
Merchandise inventories at February 2, 2002 and February 3, 2001 included approximately $37,558,000 and $33,469,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. The increase in merchandise inventories is primarily due to inventory purchased to support 67 new stores opened since the beginning of the year. Total store square footage increased to approximately 3,057,000 square feet at February 2, 2002 from approximately 2,695,000 square feet at February 3, 2001. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $47 at the end of Fiscal 2001, compared to $51 at the end of Fiscal 2000. Inventory turned 4.7 times in Fiscal 2001, compared to 4.9 times in Fiscal 2000, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).

      Accounts payable decreased to $59,482,000 at the end of Fiscal 2001 from $65,903,000 at the end of Fiscal 2000, a decrease of $6,421,000, or 9.7%.
The decrease in accounts payable is primarily due to the timing of payments at the end of Fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                 FISCAL YEAR
                                          -----------------------------
                                            2001      2000       1999
                                          ------    -------    --------
                                              (DOLLARS IN THOUSANDS)

Cash provided by operating activities    $ 77,598   $ 76,625   $ 98,299
Working capital ......................   $189,239   $172,767   $151,368
Current ratio ........................     2.39:1     2.22:1     2.26:1
Debt to equity ratio .................      .20:1      .20:1      .22:1

                                      -6-
================================================================================

      Cash provided by operating activities in Fiscal 2001, as presented on the consolidated statements of cash flows, primarily resulted from earnings, noncash charges, and a decrease in prepaid expenses and other current assets, partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued liabilities.

      On April 30, 2001, the Company entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was further amended on December 20, 2001 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 2, 2002 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 2, 2002 were approximately $77,934,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. There were no loans outstanding at fiscal year end. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. This "cleandown" period was achieved in January 2002.

      Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the Bank of America Base Rate, defined as the higher of (a) the Federal Funds Rate plus one-half of 1% and (b) the Prime Rate for such day, or Eurodollar Rate; plus, in either case, a margin ranging from 0.25% to 2.00%. The Company is also required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. Premiums ranging from 0.125% to 0.50% may apply to all interest and commitment fees, depending on the calculated Leverage ratio.

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

      The Company had outstanding an intercompany note payable of $100,625,000 to ATSC. During Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000, and the balance was forgiven by ATSC. This forgiveness of debt constitutes a contribution of capital by ATSC to the Company.

      During Fiscal 1999, the Company issued a promissory note, as amended, to ATSC, of an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued, as amended, by the Company for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

     On July 22, 1999, the Company redeemed all of its outstanding 8-3/4% Notes, at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 of $962,000, net of income tax benefit.

                                      -7-
================================================================================

      The Company and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 2, 2002 was $1,250,000.

      The Company's capital expenditures totaled $83,693,000, $83,310,000 and $53,409,000 in Fiscal 2001, 2000 and 1999, respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2001 and Fiscal 2000, capital expenditures related to the Company's Internet e-commerce Web site, and related enhancements to the material handling system at the Company's distribution center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store. The Company expects its total capital expenditure requirements in Fiscal 2002 will be approximately $47,000,000, including capital for new store construction for a planned square footage increase of approximately 246,000 square feet, or 8%, as well as capital to support continued
investments in information systems. The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

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

      In order to finance its operations and capital requirements, the Company expects to use internally generated funds and trade credit and funds available to it under the Credit Facility. The Company believes that cash flow from operations and funds available under the Credit Facility are sufficient to enable it to meet its ongoing cash needs for its business, as presently conducted, for the foreseeable future.

      On February 4, 2002, the Company sold the assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company believes that having ADS provide these services rather than continuing to handle this program in-house will further strengthen the Company's relationship with its clients, and aid in the growth of the Ann Taylor credit card.

      In 1998, the Financial Accounting Standards Board (the "FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements were effective for the Company's Fiscal 2001 financial statements. The adoption of these standards had no impact on the Company's consolidated financial statements.

                                      -8-
================================================================================

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management has determined that the adoption of SFAS No. 141 will have no impact on the Company's consolidated financial statements.

      SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management intends to adopt SFAS No. 142 in Fiscal 2002, and has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management further estimates that adoption of SFAS No. 142 will add approximately $11,000,000 to Fiscal 2002 net income.

      SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 will have no impact on the Company's consolidated financial statements.

      On December 12, 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company's financial statements. In response to FRR No. 60, Management has determined that the Company's most critical accounting policies are those related to merchandise inventory valuation and recorded goodwill. These policies are further described in the Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections  of this Annual  Report on Form 10-K,  including  the  preceding
Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; lack of sufficient customer acceptance of the Ann Taylor Loft concept in the upper-moderate-priced women's apparel market; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

                                      -9-
================================================================================

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

      The Company maintains the majority of its cash and cash equivalents in financial instruments with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

      The Company's outstanding long-term debt as of February 2, 2002 bears interest at fixed rates; therefore, the Company's consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 2, 2002, the Company has no such amounts outstanding. Future borrowings would be affected by interest rate changes; however, the Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

     The following consolidated financial statements of the Company for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 are included as a part of this Report (See Item 14):

      Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

      Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

      Consolidated  Statements  of  Cash  Flows  for  the  fiscal  years  ended
         February 2, 2002, February 3, 2001 and January 29, 2000.

      Notes to Consolidated Financial Statements.


ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------
FINANCIAL DISCLOSURES



      None.



                                      -10-
================================================================================

                                       PART IV
                                       -------



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

   (a)   List of documents filed as part of this Annual Report:

         The following consolidated financial statements of the Company are included on pages 18 through 33 and are filed as part of this Annual
         Report:

         Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000; Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001; Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000; Notes to Consolidated Financial Statements.

   (b)   Reports on Form 8-K

         The Company filed a report, dated January 10, 2002 with the Commission on Form 8-K with respect to the amendment of AnnTaylor, Inc.'s existing senior secured revolving credit facility.

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

10.1    Lease, dated as of March 17, 1989, between  Carven  Associates  and Ann
            Taylor concerning the West 57th Street headquarters. Incorporated by reference to Exhibit 10.21 to the Registration Statement of ATSC and Ann Taylor filed on May 3, 1989 (Registration No. 33-28522).

10.1.1  First  Amendment to Lease,  dated as of November  14, 1990,  between
            Carven  Associates  and Ann Taylor.  Incorporated  by  reference to
            Exhibit 10.17.1 to the Registration Statement of ATSC filed on April 11, 1991 (Registration No. 33-39905).

10.1.2  Second  Amendment to Lease,  dated as of February 28, 1993,  between
           Carven  Associates  and Ann Taylor.  Incorporated  by  reference  to
           Exhibit 10.17.2 to the Annual Report on Form 10-K of ATSC filed on April 29, 1993.

                                      -11-
================================================================================

EXHIBIT NUMBER
--------------

10.1.3    Extension  and  Amendment  to Lease  dated  as of  October  1,  1993, between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.11 to the Form 10-Q of the Company for the Quarter ended October 30, 1993 filed on November 26, 1993.

10.1.4    Modification  of Amendment and Extension to Lease,  dated as of April
            14, 1994 between Carven Associates and Ann Taylor. Incorporated by reference to Exhibit 10.15.4 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

10.1.5    Fifth Amendment to Lease,  dated as of March 14, 1995, between Carven
            Associates  and Ann Taylor.  Incorporated  by  reference to Exhibit
            10.15.5 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

10.1.6    Sixth  Amendment  to Lease,  dated as of  January  5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.6 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.1.7    Seventh  Amendment  to  Lease,  dated  as of  June 5,  1996,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.7 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.1.8    Eighth  Amendment to Lease,  undated,  between  Pacific  Metropolitan
            Corporation  and Ann Taylor.  Incorporated  by reference to Exhibit
            10.8.8 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.1.9    Ninth Amendment to Lease,  dated as of May 13, 1997,  between Pacific
            Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.9 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.1.10   Tenth  Amendment  to  Lease,  dated  as of May  21,  1997,  between
            Pacific Metropolitan Corporation and Ann Taylor. Incorporated by reference to Exhibit 10.8.10 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

10.1.11   Eleventh  Amendment  to Lease,  dated as of May 15,  1998,  between
            Pacific   Metropolitan   Corporation  and  ATSC.   Incorporated  by
            reference to Exhibit 10.3.11 to the Annual Report on Form 10-K of ATSC filed on March 29, 1999.

10.1.12   Sublease Agreement,  dated as of February 23, 1999, between Societe
            Air France (formerly known as Compagnie Nationale Air France) and the Company. Incorporated by reference to Exhibit 10.2.12 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

10.2      Tax Sharing  Agreement,  dated as of July 13, 1989,  between ATSC and
            Ann Taylor. Incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement of ATSC and Ann Taylor filed on July 13, 1989 (Registration No. 33-28522).

10.3      Employment  Agreement  dated as of February 1, 1994  between ATSC and
            Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of ATSC for the Quarter ended October 29, 1994 filed on December 9, 1994.

10.4     Employment Agreement dated February 16, 1996 between ATSC and J.Patrick
            Spainhour. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed on April 8, 1996.


                                      -12-
================================================================================

EXHIBIT NUMBER
--------------

 10.4.1 Amendment to the Employment Agreement, dated August 23, 1996, between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

 10.4.2 Amendment #2 to the Employment Agreement, dated August 12, 1999, between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.6.2 to the Form 10-Q of ATSC for the Quarter ended July 31, 1999 filed on September 14, 1999. Confidential treatment has been granted with respect to certain portions of this exhibit.

 10.4.3   Amendment  #3 to the  Employment  Agreement,  dated March 10, 2000, between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

*10.5     Employment  Agreement,  dated as of January  29,  2002,  between  the
            Company and J. Patrick Spainhour.

 10.6     Employment  Agreement  dated  November  25,  1996  between  ATSC  and
            Patricia DeRosa. Incorporated by reference to Exhibit 10.3 to Form 10Q of ATSC for the Quarter ended November 2, 1996 filed on December 17, 1996.

 10.6.1   Amendment #1 to the  Employment  Agreement,  dated as of February 16,
            2000, between ATSC and Patricia DeRosa. Incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10K of ATSC filed on April 18, 2000. Confidential treatment has been granted with respect to certain portions of this exhibit.

 10.7     Separation  Agreement,  dated as of January 15, 2001 between ATSC and
            Patricia DeRosa. Incorporated by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of ATSC filed on April 5, 2001.

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

*10.9      AnnTaylor  Stores  Corporation 2002 Stock Option and Restricted Stock
            and Unit Award Plan.

                                      -13-
================================================================================

EXHIBIT NUMBER
--------------

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

 10.10.2   Amendment  to the  AnnTaylor  Stores  Corporation  Amended  and
            Restated Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

 10.11     AnnTaylor Stores  Corporation  Deferred  Compensation Plan ("Deferred
            Compensation Plan"). Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

 10.11.1   Amendment to the Deferred  Compensation Plan as approved by the
            Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 11, 1995.

*10.11.2   Amendment  to  the  Deferred  Compensation  Plan,  effective  as of
            January 1, 2002.

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

                                      -14-
================================================================================

EXHIBIT NUMBER
--------------

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

  10.151 Amended and Restated Credit Agreement, dated as of April 30, 2001, among AnnTaylor, Inc., as Borrower, Bank of
            America,   N.A.,  as  Administrative   Agent,  The  CIT
            Group/Business  Credit,  Inc.,  Firstar Bank, N.A., and
            Transamerica    Business   Capital   Corporation,    as
            Co-Agents, The Chase Manhattan Bank and First Union National Bank, as Syndication Agents, Fleet National Bank, as Documentation Agent, and Bank of America,
            N.A.,  The  Chase   Manhattan  Bank,  and  First  Union
            National Bank, as Issuing Banks and the Lenders from time to time party thereto. Incorporated by reference to Exhibit 10.18 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

   10.15.1 Amendment  No.  1  to  Credit  Agreement,   dated  as  of
            December 20, 2001, by and among  AnnTaylor,  Inc.,  the
            Guarantors    and   Bank   of   America,    N.A.,    as
            Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to
            Exhibit 10.1 on Form 8-K of the Company filed on January 10, 2002.

   10.16 AnnTaylor Stores Corporation Long-Term Cash Incentive Compensation Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement of ATSC dated May 1, 1998 filed on May 6, 1998.

   10.16.1 Amendment   to   the   AnnTaylor   Stores   Corporation
            Long-Term Cash Incentive Compensation Plan, dated as of March 10, 2000. Incorporated by reference to
            Exhibit 10.16.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.17 AnnTaylor Stores Corporation Special Severance Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

   10.18   The AnnTaylor  Stores  Corporation  2000 Stock Option and
            Restricted    Stock   Award   Plan    ("2000    Plan").
            Incorporated   by   reference   to   the   Registration
            Statement on Form S-8 of ATSC filed on May 31, 2000.


                                      -15-
================================================================================

EXHIBIT NUMBER
--------------

 *10.18.1  First  Amendment to the 2000 Plan,  adopted January 29,
            2002.

  10.19    Employment Agreement,  dated as of March 7, 2001, between
            ATSC   and    Barry    Erdos    ("Erdos    Agreement").
            Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of ATSC filed on April 5, 2001.

  10.19.1  Amendment,  dated as of June 1,  2001,  to the Erdos
            Agreement.   Incorporated   by   reference  to  Exhibit
            10.17.1 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

 *10.19.2  Amendment  No. 2, dated as of November 25, 2001, to the
            Erdos Agreement.

  10.20    Employment  Agreement,   dated  as  of  April  24,  2001,
            between the Company and Kim Roy ("Roy    Agreement").
            Incorporated by reference to Exhibit 10.19 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

 *10.20.1  Amendment  No. 1, dated as of November 25, 2001, to the
            Roy Agreement.

  10.21    Employment  Agreement,  dated as of May 3, 2001,  between
            the  Company  and   Katherine   Lawther  Krill  ("Krill
            Agreement").   Incorporated  by  reference  to  Exhibit
            10.20 to the Form 10-Q of the Company for the Quarter ended May 5, 2001 filed on June 18, 2001.

 *10.21.1  Amendment  No. 1, dated as of November 25, 2001, to the
            Krill Agreement.

 *21       Subsidiaries of AnnTaylor, Inc.

 *23       Consent of Deloitte & Touche LLP.


* Filed electronically herewith.

                                      -16-
================================================================================

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANNTAYLOR, INC.

                                        By: /s/J. Patrick Spainhour
                                           ------------------------------
                                               J. Patrick Spainhour
                                                 Chairman and Chief
                                                  Executive Officer

Date: April 4, 2002


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




/s/ J. Patrick Spainhour    Chairman, Chief Executive       April 4, 2002
------------------------       Officer                  ---------------------
    J. Patrick Spainhour                                        Date


/s/ Barry Erdos             Senior Executive Vice           April 4, 2002
------------------------       President, Chief         ---------------------
    Barry Erdos                Operating Officer                Date
                               and Director


/s/ James M. Smith          Senior Vice President,           April 4, 2002
------------------------       Chief Financial          ---------------------
    James M. Smith             Officer, Treasurer and           Date
                               Director

/s/ Barbara K. Eisenberg    Director                        April 4, 2002
------------------------                                ---------------------
    Barbara K. Eisenberg                                        Date

                                      -17-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------




                                                                    PAGE NO.
                                                                    --------

Independent Auditors' Report........................................    19

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
       February 2, 2002, February 3, 2001 and January 29, 2000......    20

     Consolidated Balance Sheets as of February 2, 2002 and
       February 3, 2001.............................................    21

     Consolidated Statements of Cash Flows for the fiscal years ended
       February 2, 2002, February 3, 2001 and January 29, 2000......    22

     Notes to Consolidated Financial Statements.....................    23

                                      -18-
================================================================================

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


New York, New York
March 1, 2002


                                      -19-
================================================================================

                           ANNTAYLOR, INC.
                           ---------------
                  CONSOLIDATED STATEMENTS OF INCOME
                  ---------------------------------
  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND
                           JANUARY 29, 2000



                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                         FEB.2, 2002  FEB.3, 2001  JAN.29, 2000
                                         -----------  -----------  ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Net sales .............................   $1,299,573   $1,232,776   $1,084,519
Cost of sales .........................      651,808      622,036      536,014
                                          ----------   ----------   ----------
Gross profit ..........................      647,765      610,740      548,505
Selling, general and administrative
    expenses...........................      576,584      501,460      414,315
Amortization of goodwill ..............       11,040       11,040       11,040
                                          ----------   ----------   ----------
Operating income ......................       60,141       98,240      123,150
Interest income .......................        1,390        2,473        4,378
Interest expense ......................        6,869        7,315       11,814
                                          ----------   ----------   ----------
Income before income taxes and
    extraordinary loss ................       54,662       93,398      115,714
Income tax provision ..................       25,557       41,035       50,221
                                          ----------   ----------   ----------
Income before extraordinary loss ......       29,105       52,363       65,493

Extraordinary loss (net of income
    tax benefit of $0, $0,
    and $641,000, respectively) .......         --           --            962
                                          ----------   ----------   ----------
    Net income ........................   $   29,105   $   52,363   $   64,531
                                          ==========   ==========   ==========




          See accompanying notes to consolidated financial statements.

                                      -20-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
                    CONSOLIDATED BALANCE SHEETSs
                    ---------------------------
               FEBRUARY 2, 2002 AND FEBRUARY 3, 2001





                                                       FEB. 2,   FEB. 3,
                                                        2002       2001
                                                      --------   --------
                       ASSETS                      (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)
Current assets
  Cash and cash equivalents .......................   $ 30,037   $ 31,962
  Accounts receivable, net ........................     65,296     57,989
  Merchandise inventories .........................    180,117    170,631
  Prepaid expenses and other current assets........     50,403     53,227
                                                      --------   --------
      Total current assets ........................    325,853    313,809
Property and equipment, net .......................    250,735    220,032
Goodwill, net .....................................    286,579    297,619
Deferred financing costs, net .....................      5,044      4,281
Other assets ......................................     14,775     12,374
                                                      --------   --------
      Total assets ................................   $882,986   $848,115
                                                      ========   ========

       LIABILITIES  AND  STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ................................     59,482   $ 65,903
  Accrued tenancy .................................     10,151      9,800
  Gift certificates and merchandise
      credits redeemable ..........................     21,806     20,375
  Accrued expenses ................................     43,925     43,564
  Current portion of long-term debt ...............      1,250      1,400
                                                      --------   --------
      Total current liabilities ...................    136,614    141,042
Long-term debt, net ...............................    118,280    116,210
Deferred lease costs and other liabilities ........     15,963     16,834

Stockholder's equity
  Common stock, $1.00 par value; 1,000
      shares authorized 1 share issued
      and outstanding .............................          1          1
  Additional paid-in capital ......................    392,683    383,199
  Retained earnings ...............................    219,445    190,829
                                                      --------   --------
      Total stockholder's equity ..................    612,129    574,029
                                                      --------   --------
      Total liabilities and stockholder's equity ..   $882,986   $848,115
                                                      ========   ========





      See accompanying notes to consolidated financial statements.

                                      -21-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
 FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND
                          JANUARY 29, 2000

                                                                         FISCAL YEARS ENDED
                                                        ----------------------------------------------------
                                                        FEBRUARY 2,           FEBRUARY 3,        JANUARY 29,
                                                            2002                 2001                2000
                                                           -------              -------             -------
                                                                             (IN THOUSANDS)
Operating activities:
   Net income ........................................   $  29,105            $  52,363           $  64,531
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary loss ............................         ---                  ---               1,603
       Provision for loss on accounts receivable .....       1,443                1,154               1,032
       Depreciation and amortization .................      43,529               35,033              30,347
       Amortization of goodwill ......................      11,040               11,040              11,040
       Amortization of deferred compensation .........       1,841                1,133               1,877
       Non-cash interest .............................       4,140                4,247               3,026
       Deferred income taxes .........................      (5,115)              (3,864)             (3,843)
       Loss on disposal and write-down of property
           and equipment .............................       9,483                1,884               1,219
       Changes in assets and liabilities:
         Accounts receivable .........................      (8,750)                (457)             (1,154)
         Merchandise inventories .....................      (9,486)             (30,605)             (3,278)
         Prepaid expenses and other current assets ...       6,948              (12,106)             (1,601)
         Other non-current assets and liabilities, net      (2,303)              (3,918)              3,131
         Accounts payable and accrued liabilities ....      (4,277)              20,721              (9,631)
                                                           -------              -------             -------
   Net cash provided by operating activities .........      77,598               76,625              98,299
                                                           -------              -------             -------
Investing activities:
   Purchases of property and equipment ...............     (83,693)             (83,310)            (53,409)
                                                           -------              -------             -------
   Net cash used by investing activities .............     (83,693)             (83,310)            (53,409)
                                                           -------              -------             -------
Financing activities:
   Parent company activity ...........................       7,154                4,911             (80,109)
   Payment of financing costs ........................      (1,583)                 (45)             (4,150)
   Payments of mortgage ..............................      (1,401)              (1,300)             (1,206)
  Proceeds from issuance of Note Payable to ATSC .....         ---                  ---             110,000
   Redemption of 8-3/4% Notes ........................         ---                  ---            (101,375)
                                                           -------              -------             -------
   Net cash provided by (used by) financing activities       4,170                3,566             (76,840)
                                                           -------              -------             -------
Net decrease in cash .................................      (1,925)              (3,119)            (31,950)
Cash, beginning of year ..............................      31,962               35,081              67,031
                                                           -------              -------             -------
Cash, end of year ....................................   $  30,037            $  31,962           $  35,081
                                                           =======              =======             =======
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ............   $   2,504            $   2,418           $   9,405
                                                           =======              =======             =======
   Cash paid during the year for income taxes ........   $  19,170            $  43,393           $  51,222
                                                           =======              =======             =======



    See accompanying notes to consolidated financial statements.

                                      -22-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brand names. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet, through its Online Store.

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


FISCAL YEAR

      The Company follows the standard fiscal year of the retail industry, which is a 52-or 53-week period ending on the Saturday closest to January 31 of the following calendar year. All fiscal years presented include 52 weeks, except the fiscal year ended February 3, 2001, which included 53 weeks.


REVENUE RECOGNITION

      The  Company  records  revenue as  merchandise  is sold.  The
Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability.


CASH AND CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturity dates of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of average cost or market. The majority of the Company's inventory represents finished goods available for sale. A provision for potentially slow-moving inventory is made based upon Management's analysis of inventory levels and future sales projections.


PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (3 to 40 years) or, in the case of leasehold improvements, over the lives of the respective leases, if shorter.

                                      -23-
================================================================================

                             ANNTAYLOR, INC.
                             ---------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
         -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 2, 2002 and February 3, 2001 was $3,569,000 and $2,750,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $9,354,000 for Fiscal 2001, $8,614,000 for Fiscal 2000 and $8,650,000 for Fiscal 1999.


GOODWILL AND OTHER LONG-LIVED ASSETS

      Goodwill relating to the 1989 acquisition of Ann Taylor by ATSC has been amortized on a straight-line basis over 40 years. Goodwill relating to the 1996 acquisition of the operations comprising the Company's sourcing division has been amortized on a straight-line basis over 25 years. Accumulated amortization at February 2, 2002 and February 3, 2001 was $132,011,000 and $120,971,000, respectively.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company will adopt SFAS No. 142 in Fiscal 2002. In connection with its annual evaluation of long-lived assets for impairment, Management has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management estimates that adoption of SFAS No. 142 will add approximately $11,000,000 to Fiscal 2002 net income.


ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in customers' homes. Advertising costs were $31,600,000, $30,900,000 and $25,700,000 in Fiscal 2001, 2000 and 1999, respectively.


INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company's foreign subsidiaries file in their respective local jurisdictions.

                                      -24-
================================================================================

                             ANNTAYLOR, INC.
                             ---------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
         -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivatives, derivative instruments embedded in other contracts and for hedging activities. In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for certain derivatives, derivative instruments embedded in other contracts and for certain hedging activities. These statements were effective for the Company's Fiscal 2001 financial statements. The adoption of these standards had no impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. Management has determined that the adoption of SFAS No. 141 will have no impact on the Company's consolidated financial statements.

     As discussed above, SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over that period. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management will adopt SFAS No. 142 in Fiscal 2002, and has determined that the fair value of the Company exceeds the carrying value of its recorded net assets, including goodwill, as of February 2, 2002. Management further estimates that adoption of SFAS No. 142 will add approximately $11,000,000 to Fiscal 2002 net income.

                                      -25-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 will have no impact on the Company's consolidated financial statements.


2.  LONG-TERM DEBT

     The following table summarizes long-term debt outstanding at February 2, 2002 and February 3, 2001:

                                 FEBRUARY 2, 2002     FEBRUARY 3, 2001
                              --------------------  --------------------
                              CARRYING  ESTIMATED   CARRING   ESTIMATED
                               AMOUNT   FAIR VALUE  AMOUNT    FAIR VALUE
                              --------   --------   --------   --------
                                           (IN THOUSANDS)

Mortgage ..................   $  1,250   $  1,250   $  2,650   $  2,650
Note Payable to ATSC, net .    118,280    118,280    114,960    114,960
                              --------   --------   --------   --------
       Total debt .........    119,530    119,530    117,610    117,610
Less current portion ......      1,250      1,250      1,400      1,400
                              --------   --------   --------   --------
       Total long-term debt   $118,280   $118,280   $116,210   $116,210
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

     On April 30, 2001, the Company entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was further amended on December 20, 2001 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

     Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 2, 2002 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 2, 2002 were approximately $77,934,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. There were no loans outstanding at fiscal year end. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. This "cleandown" period was achieved in January 2002.

                                      -26-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



2.    LONG-TERM DEBT (CONTINUED)

     Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, the Bank of America Base Rate, defined as the higher of (a) the Federal Funds Rate plus one-half of 1% and (b) the Prime Rate for such day, or Eurodollar Rate; plus, in either case, a margin ranging from 0.25% to 2.00%. The Company is also required to pay the lenders a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.30% to 0.50% per annum. Fees for outstanding commercial and standby letters of credit range from 0.50% to 0.875% and from 1.25% to 2.00%, respectively. Premiums ranging from 0.125% to 0.50% may apply to all interest and commitment fees, depending on the calculated Leverage Ratio.

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

     During Fiscal 1999, the Company issued a promissory note, as amended, to ATSC, of an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued, as amended, by the Company for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's bank Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

     On July 22, 1999, the Company redeemed all of its outstanding 8-3/4% Subordinated Notes due 2000 (the "8-3/4% Notes"), at a redemption price of 101.375% of principal amount, plus accrued unpaid interest to the redemption date. The redemption of the 8-3/4% Notes resulted in an extraordinary charge to earnings in the second quarter of Fiscal 1999 of $962,000, net of income tax benefit.

     The Company had outstanding a note (the "intercompany note") payable of $100,625,000 to ATSC. The intercompany note was issued by the Company on August 28, 1998 and had interest and payment terms substantially similar to the terms of the 8-1/2% Convertible Subordinated Debentures Due 2016 that were issued in 1996 by ATSC to AnnTaylor Finance Trust. ATSC had pledged the intercompany note to the lenders as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility. During the second quarter of Fiscal 1999, the Company made a prepayment on the intercompany note in the amount of $100,000 and the balance was forgiven by ATSC. The forgiveness of debt constituted a contribution of capital by ATSC to the Company.

     The Company and its wholly owned subsidiary AnnTaylor Distribution Services, Inc. are parties to a $7,000,000 seven-year mortgage loan maturing in Fiscal 2002. The loan is secured by the Company's distribution center land and building in Louisville, Kentucky. The mortgage loan bears interest at 7.5% and is payable in monthly installments of approximately $130,000. The mortgage loan balance at February 2, 2002 was $1,250,000.

                                      -27-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



2.    LONG-TERM DEBT (CONTINUED)


     The aggregate principal payments for the next five years of all long-term obligations at February 2, 2002 are as follows:

        Fiscal Year                            (in thousands)
        -----------
          2002.....................................$ 1,250
          2003.....................................    ---
          2004.....................................    ---
          2005.....................................    ---
          2006.....................................    ---
                                                    ------
          Total....................................$ 1,250
                                                    ======


3.  PREFERRED SECURITIES

     In April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities (the "preferred securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On June 29, 1999, the Trust redeemed all of the outstanding preferred securities. All but $100,000 of the liquidation amount of the preferred securities was tendered for conversion into an aggregate of 5,116,717 shares of ATSC common stock prior to the redemption date, at a conversion price of $19.65 per share of ATSC common stock, or 2.545 shares of ATSC common stock per $50 liquidation amount of the security. Holders of preferred securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows:

                                                  FISCAL YEARS ENDED
                                             ------------------------------
                                             FEB. 2,    FEB. 3,    JAN. 29,
                                              2002       2001       2000
                                             ------     ------     ------
                                                   (IN THOUSANDS)

Balance at beginning of year ............   $   621    $   666    $   820
Provision for loss on accounts receivable     1,443      1,154      1,032
Accounts written off ....................    (1,501)    (1,199)    (1,186)
                                             ------     ------     ------
Balance at end of year ..................   $   563    $   621    $   666
                                             ======     ======     ======


5.  COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

     The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's


                                      -28-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------




5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum lease payments shown below.

     Future minimum lease payments under non-cancelable operating leases as of February 2, 2002 are as follows:

      FISCAL YEAR                           (IN THOUSANDS)
      -----------
       2002.................................. $  133,305
       2003..................................    131,232
       2004..................................    126,691
       2005..................................    117,674
       2006..................................     97,100
       2007 and thereafter...................    401,470
                                               ---------
       Total................................. $1,007,472
                                               =========


     Rent expense for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 was as follows:

                              FISCAL YEARS ENDED
                         -----------------------------
                         FEB. 2,    FEB. 3,    JAN. 29,
                           2002      2001       2000
                         --------   --------   --------
                                  (IN THOUSANDS)
Minimum rent .........   $107,858   $ 91,482   $ 73,363
Percentage rent.......      2,006      3,534      3,131
                         --------   --------   --------
     Total ...........   $109,864   $ 95,016   $ 76,494
                         ========   ========   ========


LITIGATION

     The Company has been named as a defendant in several legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.

     In addition, ATSC settled the purported class action lawsuit pending in the United States District Court for the Southern District of New York against the Company, ATSC, and certain former officers and directors of the Company and ATSC. Finalization of the settlement is subject to Court approval. The complaint alleged that the defendants made false and misleading statements about the Company and ATSC from February 3, 1994 through May 4, 1995. The net cost to ATSC, after application of insurance proceeds, will be approximately $3.3 million. The decision to settle this action was not an admission of any wrongdoing, but reflected the significant legal fees, other expenses and management time that would have to be devoted to continue to vigorously defend it in the courts.


                                      -29-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------




6.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                  FISCAL YEARS ENDED
                                                  ------------------
                                                  FEB. 2,    FEB. 3,
                                                    2002      2001
                                                  -------    -------
                                                    (IN THOUSANDS)
Land and building ............................   $  9,415   $  8,774
Leasehold improvements .......................    161,210    132,537
Furniture and fixtures .......................    247,145    213,195
Construction in progress .....................     20,181     25,279
                                                  -------    -------
                                                  437,951    379,785
Less accumulated depreciation and amortization    187,216    159,753
                                                  -------    -------
    Net property and equipment ...............   $250,735   $220,032
                                                 ========   ========


7.  EXTRAORDINARY ITEM

     On July 22, 1999, the Company applied the proceeds received from the issuance of its Note Payable to ATSC to redeem the outstanding 8-3/4% Notes. This resulted in an extraordinary charge to earnings in Fiscal 1999 of $962,000, net of income tax benefit of $641,000.



8.    INCOME TAXES

     The provision for income taxes for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000 consists of the following:


                                         FISCAL YEARS ENDED
                                      ---------------------------
                                      FEB. 2,   FEB. 3,   JAN. 29,
                                       2002       2001      2000
                                      ------    ------     ------
                                            (IN THOUSANDS)
    Federal:
     Current........................$ 27,492   $38,082   $ 41,682
     Deferred.......................  (4,359)   (3,047)    (3,033)
                                      ------    ------     ------
       Total federal................  23,133    35,035     38,649
                                      ------    ------     ------
    State and local:
     Current........................   2,589     6,476     11,856
     Deferred.......................    (756)     (817)      (809)
                                      ------    ------     ------
       Total state and local........   1,833     5,659     11,047
                                      ------    ------     ------
    Foreign:
     Current........................     591       471        525
     Deferred.......................     ---      (130)       ---
                                      ------    ------     ------
       Total foreign................     591       341        525
                                      ------    ------     ------
     Total..........................$ 25,557   $41,035   $ 50,221
                                      ======    ======    =======


                                      -30-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



8.    INCOME TAXES (CONTINUED)

     The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows:

                                                   FISCAL YEARS ENDED
                                          -------------------------------------
                                          FEBRUARY 2,   FEBRUARY 3,  JANUARY 29,
                                              2002         2001         2000
                                            ---------    ---------    ---------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Income before income taxes and
   extraordinary loss ...................   $  54,662    $  93,398    $ 115,714
                                            =========    =========    =========
Federal statutory rate ..................          35%          35%          35%
                                            =========    =========    =========
Provision for income taxes at
   federal statutory rate................   $  19,132    $  32,689    $  40,500
State and local income taxes, net of
   federal income tax benefit ...........       2,916        4,751        6,278
Non-deductible amortization of goodwill .       3,500        3,500        3,500
Earnings of foreign subsidiaries ........          29           78           79
Other ...................................         (20)          17         (136)
                                            ---------    ---------    ---------
Provision for income taxes ..............   $  25,557    $  41,035    $  50,221
                                            =========    =========    =========


     The tax effects of significant items comprising the Company's deferred tax assets as of February 2, 2002 and February 3, 2001 are as follows:

                                            FEB. 2,   FEB. 3,
                                              2002     2001
                                            -------   -------
                                              (IN THOUSANDS)
    Current:
     Inventory............................  $ 5,929   $ 4,375
     Accrued expenses.....................    6,666     3,364
     Real estate..........................   (2,819)   (2,087)
                                             ------    ------
    Total current.........................  $ 9,776   $ 5,652
                                            =======   =======
    Noncurrent:
     Accrued expenses.....................  $   ---   $   983
     Depreciation and amortization........   (1,970)   (2,616)
     Rent expense.........................    6,057     5,510
     Other................................      765       (16)
                                             ------    ------
    Total noncurrent......................  $ 4,852   $ 3,861
                                            =======   =======

     Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 2, 2002 amounted to approximately $6,803,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,148,000.


 9. RETIREMENT PLANS

     SAVINGS PLAN. The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of the Company and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $950,000, $792,000 and $697,000, respectively.

                                      -31-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



 9. RETIREMENT PLANS (CONTINUED)

     PENSION PLAN. Substantially all full-time employees of the Company and its subsidiaries are covered under a noncontributory defined benefit pension plan. The pension plan calculates benefits based on a career average formula. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

     The following table provides information for the pension plan at February 2, 2002, February 3, 2001 and January 29, 2000:

                                                     FISCAL YEARS ENDED
                                                -----------------------------
                                                FEB. 2,    FEB. 3,    JAN. 29,
                                                  2002      2001       2000
                                                -------    -------    -------
                                                         (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation, beginning of year .......   $ 6,782    $ 4,954    $ 4,642
Service cost ................................     1,524      1,206      1,129
Interest ....................................       523        442        340
Actuarial loss ..............................     1,135        912         19
Benefits paid ...............................      (941)      (732)    (1,176)
                                                -------    -------    -------
Benefit obligation, end of year .............     9,023      6,782      4,954
                                                -------    -------    -------
Change in plan assets:
Fair value of plan assets, beginning of year      9,644      9,489      7,486
Actual return on plan assets ................    (1,414)       887        763
Employer contribution .......................     1,838        ---      2,416
Benefits paid ...............................      (941)      (732)    (1,176)
                                                -------    -------    -------
Fair value of plan assets, end of year ......     9,127      9,644      9,489
                                                -------    -------    -------
Funded status (fair value of plan assets less
   benefit obligation) ......................       104      2,862      4,535
Unrecognized net actuarial (gain)/loss ......     2,710       (763)    (1,621)
Unrecognized prior service cost .............        51         57         63
                                                -------    -------    -------
Prepaid benefit cost ........................   $ 2,865    $ 2,156    $ 2,977
                                                =======    =======    =======



Net pension cost includes the following components:


                                          FISCAL YEARS ENDED
                                     -----------------------------
                                     FEB. 2,    FEB. 3,    JAN. 29,
                                       2002      2001       2000
                                     -------    -------    -------
                                               (IN THOUSANDS)

Service cost .....................   $ 1,524    $ 1,206    $ 1,129
Interest cost ....................       523        442        340
Expected return on assets ........      (924)      (831)      (776)
Amortization of prior gains ......        --         (1)       (22)
Amortization of prior service cost         6          6          6
                                     -------    -------    -------
Net periodic pension cost ........   $ 1,129    $   822    $   677
                                     =======    =======    =======



                                      -32-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


 9. RETIREMENT PLANS (CONTINUED)

     For the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, the following actuarial assumptions were used:

                                                     FISCAL YEARS ENDED
                                               -------------------------------
                                               FEB. 2,     FEB. 3,    JAN. 29,
                                                2002        2001       2000
                                               -------     -------    --------

Discount rate.................................  7.50%       7.75%      8.25%
Long-term rate of return on assets............  9.00%       9.00%      9.00%
Rate of increase in future compensation.......  4.00%       4.00%      4.00%


10. STOCKHOLDER'S EQUITY

     The following summarizes the changes in stockholder's equity during Fiscal 2001, Fiscal 2000 and Fiscal 1999:


                                                ADDITIONAL             TOTAL
                                        COMMON  PAID-IN   RETAINED STOCKHOLDER'S
                                         STOCK  CAPITAL   EARNINGS    EQUITY
                                          ---   --------   --------   --------
                                                     (IN THOUSANDS)

Balance at January 30, 1999 .............  $ 1   $354,762   $ 73,935   $428,698
   Net income ...........................   --         --     64,531     64,531
   Parent company contributions .........   --     11,713       --       11,713
   Forgiveness of intercompany note .....   --    100,625       --      100,625
   Dividend to ATSC .....................   --    (89,945)      --      (89,945)
                                           ---   --------   --------   --------
Balance at January 29, 2000 .............    1    377,155    138,466    515,622
   Net income ...........................   --       --       52,363     52,363
   Parent company contributions .........   --      6,044       --        6,044
                                           ---   --------   --------   --------
Balance at February 3, 2001 .............    1    383,199    190,829    574,029
   Net income ...........................   --       --       29,105     29,105
   Parent company contributions (charges)   --      9,484       (489)     8,995
                                           ---   --------   --------   --------
Balance at February 2, 2002 .............  $ 1   $392,683   $219,445   $612,129
                                           ===   ========   ========   ========


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


11. SUBSEQUENT EVENT

     On February 4, 2002, the Company sold the assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company believes that having ADS provide these services rather than continuing to handle this program in-house will further strengthen the Company's relationship with its clients, and aid in the growth of the Ann Taylor credit card.