Form 10-Q
period 2002-06-14
ANNTAYLOR INC
filed 2002-06-14
CIK 850090

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                                 -------------
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q
                                   ---------



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---------------------------------------------------------------------------
                                   ACT OF 1934
                                   -----------


                  FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002



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

                                                   Outstanding as of
           Class                                     May 31, 2002
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

================================================================================

                                INDEX TO FORM 10-Q
                                ------------------






                                                                    PAGE NO.
                                                                    --------
   PART I.  FINANCIAL INFORMATION
   ------------------------------

      ITEM 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Income
                 for the Quarters Ended May 4, 2002 and
                 May 5, 2001............................................... 3
               Condensed Consolidated Balance Sheets at
                 May 4, 2002 and February 2, 2002...........................4
               Condensed Consolidated Statements of Cash Flows
                 for the Quarters Ended May 4, 2002 and
                 May 5, 2001................................................5
               Notes to Condensed Consolidated Financial Statements.........6

      Item 2.  Management's Discussion and Analysis of
                 Results of Operations..................................... 8


   PART II. OTHER INFORMATION
   --------------------------

      Item 6.  Exhibits and Reports on Form 8-K............................10

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.    FINANCIAL STATEMENTS


                                ANNTAYLOR, INC.
                                ---------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
              FOR THE QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001
                                  (UNAUDITED)


                                                             QUARTERS ENDED
                                                           -------------------
                                                            MAY 4,     MAY 5,
                                                             2002       2001
                                                           --------   --------
                                                              (IN THOUSANDS)

Net sales...............................................   $345,392   $307,090
Cost of sales ..........................................    158,829    147,438
                                                           --------   --------
Gross profit ...........................................    186,563    159,652
Selling, general and administrative expenses ...........    151,081    135,718
Amortization of goodwill ...............................       --        2,760
                                                           --------   --------
Operating income .......................................     35,482     21,174
Interest income ........................................        516        335
Interest expense .......................................      1,699      1,780
                                                           --------   --------
Income before income taxes .............................     34,299     19,729
Income tax provision ...................................     13,377      8,785
                                                           --------   --------
     Net income........................................... $ 20,922   $ 10,944
                                                           ========   ========




   See accompanying notes to condensed consolidated financial statements.

                                      -3-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       MAY 4, 2002 AND FEBRUARY 2, 2002
                                  (UNAUDITED)



                                                       MAY 4,   FEBRUARY 2,
                                                       2002        2002
                                                     --------   --------
                                                        (IN THOUSANDS)
                       ASSETS
Current assets
  Cash and cash equivalents ......................   $124,508   $ 30,037
  Accounts receivable, net .......................     14,868     65,296
  Merchandise inventories ........................    172,275    180,117
  Prepaid expenses and other current assets ......     50,007     50,403
                                                     --------   --------
      Total current assets .......................    361,658    325,853
Property and equipment, net ......................    249,744    250,735
Goodwill, net ....................................    286,579    286,579
Deferred financing costs, net ....................      4,835      5,044
Other assets .....................................     14,359     14,775
                                                    --------   --------
      Total assets ...............................   $917,175   $882,986
                                                     ========   ========

        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ...............................   $ 51,359   $ 59,482
  Accrued expenses ...............................     82,770     75,882
  Current portion of mortgage ....................       --        1,250
                                                     --------   --------
      Total current liabilities ..................    134,129    136,614

Note Payable to ATSC .............................    119,112    118,280
Deferred lease costs and other liabilities .......     17,249     15,963


Stockholder's equity
  Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding ..............          1          1
  Additional paid-in capital .....................    408,632    392,683
  Retained earnings ..............................    238,052    219,445
                                                     --------   --------
      Total stockholder's equity .................    646,685    612,129
                                                     --------   --------
      Total liabilities and stockholder's equity .   $917,175   $882,986
                                                     ========   ========





       See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
               FOR THE QUARTERS ENDED MAY 4, 2002 AND MAY 5, 2001
                                  (UNAUDITED)


                                                            QUARTERS ENDED
                                                         ---------------------
                                                         MAY 4,         MAY 5,
                                                          2002           2001
                                                         ------        -------
                                                            (IN THOUSANDS)
Operating activities:
  Net income ......................................   $  20,922      $  10,944
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for loss on accounts receivable .....        --              407
    Depreciation and amortization .................      11,730          9,778
    Amortization of goodwill ......................        --            2,760
    Amortization of deferred compensation .........       1,391            476
    Non-cash interest .............................       1,056          1,077
    Loss on disposal of property and equipment ....         306            139
    Gain on sale of proprietary credit
    card accounts receivable ......................      (2,095)           ---
    Changes in assets and liabilities:
      Receivables .................................      (5,277)       (10,287)
      Merchandise inventories .....................       7,842           (928)
      Prepaid expenses and other current assets ...         396          1,592
      Accounts payable and accrued liabilities ....      (1,237)       (17,083)
      Other non-current assets and liabilities, net       1,703           (501)
                                                         ------        -------
  Net cash provided (used) by operating activities       36,737         (1,626)
                                                         ------        -------
Investing activities:
  Purchases of property and equipment .............     (11,045)       (19,780)
  Net proceeds from sale of proprietary
    credit card accounts receivable ...............      57,800            ---
                                                         ------        -------
  Net cash provided (used) by investing activities       46,755        (19,780)
                                                         ------        -------
Financing activities:
  Payments on mortgage ............................      (1,250)          (341)
  Payment of financing costs ......................         (14)          (951)
  Parent company activity .........................      12,243            859
                                                         ------        -------
  Net cash provided (used) by financing activities       10,979           (433)
                                                         ------        -------
Net increase (decrease) in cash ...................      94,471        (21,839)
Cash and cash equivalents, beginning of period ....      30,037         31,962
                                                         ------        -------
Cash and cash equivalents, end of period ..........   $ 124,508      $  10,123
                                                        =======        =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $     354      $     373
                                                        =======        =======
  Cash paid during the period for income taxes ....   $   2,581      $      58
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

      The results of operations for the 2002 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

      The February 2, 2002 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of the Company.

      Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

      Detailed footnote information is not included for the quarters ended May 4, 2002 and May 5, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K.


2.    LONG-TERM DEBT
      --------------

      The Company had $119,112,000 in long-term debt outstanding at May 4, 2002 in the form of a Note Payable to AnnTaylor Stores Corporation. During the first quarter of fiscal 2002, the Company paid the remaining outstanding balance on the mortgage loan securing its Distribution Center in Louisville, Kentucky.


3.    SALE OF ACCOUNTS RECEIVABLE
      ---------------------------

      On February 4, 2002, the Company sold the net assets associated with its Ann Taylor credit card accounts to World Financial Network National Bank (the "Bank"). The associated pre-tax gain of $2,095,000 is reported in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. In connection with the sale, the Company contracted with Alliance Data Systems Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card customers. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges. The Company has also agreed to guarantee certain credit card accounts issued to Ann Taylor associates subsequent to the sale.

                                      -6-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


4.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2002, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill. Management intends to reevaluate this on an annual basis, in accordance with the provisions of SFAS No. 142. Excluding the amortization of goodwill, first quarter fiscal 2001 net income would have been $13,704,000, an increase of $2,760,000 over reported net income for the period.

      In July 2001, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on the Company's consolidated financial statements.

      In  April  2002,  the  FASB  issued  SFAS  No.  145  "Rescission  of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no impact on the Company's consolidated financial statements.

                                      -7-
================================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                     QUARTERS ENDED
                                               ---------------------------
                                               MAY 4, 2002     MAY 5, 2001
                                               -----------     -----------
    Number of Stores:
       Open at beginning of period...............  538             478
       Opened during period......................   13              11
       Expanded or remodeled during period*......  ---               4
       Closed during period......................  ---               1
       Open at end of period.....................  551             488
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................  343             334
       Ann Taylor Loft stores....................  188             141
       Ann Taylor Factory Stores.................   20              13

-------------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 4, 2002 COMPARED TO QUARTER ENDED MAY 5, 2001

      The Company's net sales in the first quarter of fiscal 2002 increased to $345,392,000 from $307,090,000 in the first quarter of fiscal 2001, an increase of $38,302,000, or 12.5 percent. Comparable store sales for the first quarter of fiscal 2002 increased 0.1 percent, compared to a decrease of
3.5 percent in the first quarter of fiscal 2001. Comparable sales by division were down 2.1 percent for Ann Taylor stores and up 5.9 percent for Ann Taylor Loft stores. The sales increase was primarily the result of an increase in the number of stores open as compared to last year.

      Gross margin as a percentage of net sales increased to 54.0 percent in the first quarter of fiscal 2002, compared to 52.0 percent in the first quarter of fiscal 2001. The increase is primarily due to higher margins achieved on full price sales at both divisions.

      Selling, general and administrative expenses were $151,081,000, or 43.7 percent of net sales, in the first quarter of fiscal 2002, compared to $135,718,000, or 44.2 percent of net sales, in the first quarter of fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of sales is due to the combined effect of efficiencies gained in store operations, lower internet spending, and an approximate $1 million net reduction in expenses related to the cost of servicing the Company's proprietary credit card. This was due to the one-time gain associated with the sale of the Ann Taylor credit card, offset by a reduction in net finance charge income as a result of the sale. The above decreases were partially offset by an increase in the provision for management performance bonus, and an increase in store tenancy due to the addition of new stores.

                                      -8-
================================================================================

      As a result of the foregoing, the Company had operating income of $35,482,000, or 10.3 percent of net sales, in the first quarter of fiscal 2002, compared to $21,174,000, or 6.9 percent of net sales, in the first quarter of fiscal 2001. There was no goodwill amortization recorded in the first quarter of fiscal 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", which the Company adopted in February 2002. Amortization of goodwill was $2,760,000 in the first quarter of fiscal 2001. Fiscal 2001 operating income, without giving effect to goodwill amortization, was $23,934,000, or
7.8 percent of net sales.

      Interest income was $516,000 in the first quarter of fiscal 2002, compared to $335,000 in the first quarter of fiscal 2001. The increase was primarily attributable to higher cash on hand offset somewhat by lower interest rates during the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001.

      Interest expense was $1,699,000 in the first quarter of fiscal 2002, compared to $1,780,000 in the first quarter of fiscal 2001.

      The income tax provision was $13,377,000, or 39.0 percent of income before income taxes, in the first quarter of fiscal 2002, compared to $8,785,000, or 44.5 percent of income before income taxes, in the first quarter of fiscal 2001. The decrease in the effective income tax rate was the result of non-deductible goodwill expense, which as previously discussed, was not recorded in fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $20,922,000, or 6.1 percent of net sales, for the first quarter of fiscal 2002, compared to $10,944,000, or 3.6 percent of net sales, for the first quarter of fiscal 2001. As previously discussed, first quarter fiscal 2001 net income was reduced by $2,760,000 in goodwill amortization, which was not recorded in the first quarter of fiscal 2002. Excluding the deduction of goodwill, first quarter fiscal 2001 net income would have been $13,704,000, or 4.5 percent of net sales.

                                      -9-
================================================================================

                            PART II. OTHER INFORMATION
                            --------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

            None.

    (b)   Reports on Form 8-K:

            The following reports on Form 8-K were filed during the last quarter covered by this report:

                 DATE OF REPORT       ITEM REPORTED
                 --------------       -------------

                    4/11/2002            Item 5
                    4/18/2002            Item 5

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


                                    ANNTAYLOR, INC.


Date:     June 14, 2002             By: /s/  J. Patrick Spainhour
          -------------                 -------------------------
                                          J. Patrick Spainhour
                                        Chairman, Chief Executive
                                        Officer and Director





Date:     June 14, 2002             By: /s/  James M. Smith
          -------------                 -------------------------
                                          James M. Smith
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer