Form 10-Q
period 2002-08-03
ANNTAYLOR INC
filed 2002-09-17
CIK 850090

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


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                            Outstanding as of
          Class                              August 30, 2002
          -----                              ---------------
 COMMON STOCK, $1.00 PAR VALUE                     1
 -----------------------------                     -

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

================================================================================

                                INDEX TO FORM 10-Q
                                ------------------


                                                                       PAGE NO.
                                                                       --------
   PART I.   FINANCIAL INFORMATION
   -----------------------------
      Item 1.   Financial Statements

                Condensed Consolidated Statements of Income
                  for the Quarters and Six Months Ended
                  August 3, 2002 and August 4, 2001........................ 3
                Condensed Consolidated Balance Sheets at
                  August 3, 2002 and February 2, 2002...................... 4
                Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended August 3, 2002 and
                  August 4, 2001........................................... 5
                Notes to Condensed Consolidated Financial Statements....... 6

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 8


   PART II.  OTHER INFORMATION
   ---------------------------

      Item 1.   Legal Proceedings..........................................11

      Item 6.   Exhibits and Reports on Form 8-K...........................11



  CERTIFICATIONS...........................................................13
  --------------


================================================================================

                           PART I. FINANCIAL INFORMATION
                           -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                                  ANNTAYLOR, INC.
                                  ---------------
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------
      FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                    (UNAUDITED)




                                          QUARTERS ENDED      SIX MONTHS ENDED
                                      ---------------------  -------------------
                                      AUGUST 3,   AUGUST 4,  AUGUST 3, AUGUST 4,
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
                                                     (IN THOUSANDS)

Net sales ..........................   $343,143   $310,292   $688,535   $617,382
Cost of sales ......................    161,965    158,289    320,794    305,727
                                       --------   --------   --------   --------
Gross margin .......................    181,178    152,003    367,741    311,655
Selling, general and administrative
    expenses .......................    150,425    135,833    301,506    271,551
Amortization of goodwill ...........       --        2,760       --        5,520
                                       --------   --------   --------   --------
Operating income ...................     30,753     13,410     66,235     34,584
Interest income ....................        913        523      1,429        858
Interest expense ...................      1,826      1,719      3,525      3,499
                                       --------   --------   --------   --------
Income before income taxes .........     29,840     12,214     64,139     31,943
Income tax provision ...............     11,638      5,815     25,015     14,600
                                       --------   --------   --------   --------
    Net income .....................   $ 18,202   $  6,399   $ 39,124   $ 17,343
                                       ========   ========   ========   ========




     See accompanying notes to condensed consolidated financial statements.


                                      -3-
================================================================================

                                   ANNTAYLOR, INC.
                                   ---------------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                         AUGUST 3, 2002 AND FEBRUARY 2, 2002
                                     (UNAUDITED)



                                                           AUGUST 3, FEBRUARY 2,
                                                             2002         2002
                                                           --------  -----------
                       ASSETS                                 (IN THOUSANDS)
Current assets
  Cash and cash equivalents ..........................     $180,452     $ 30,037
  Accounts receivable, net ...........................       11,400       65,296
  Merchandise inventories ............................      169,455      180,117
  Prepaid expenses and other current assets ..........       49,908       50,403
                                                           --------     --------
      Total current assets ...........................      411,215      325,853
Property and equipment, net ..........................      244,222      250,735
Goodwill, net ........................................      286,579      286,579
Deferred financing costs, net ........................        4,614        5,044
Other assets .........................................       14,969       14,775
                                                           --------     --------
      Total assets ...................................     $961,599     $882,986
                                                           ========     ========
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ...................................     $ 69,582     $ 59,482
  Accrued expenses ...................................       83,942       75,882
  Current portion of mortgage ........................         --          1,250
                                                           --------     --------
      Total current liabilities ......................      153,524      136,614

Note Payable to ATSC .................................      119,951      118,280
Deferred lease costs and other liabilities ...........       18,742       15,963

Stockholder's equity
  Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding ..................            1            1
  Additional paid-in capital .........................      413,598      392,683
  Retained earnings ..................................      255,783      219,445
                                                           --------     --------
      Total stockholder's equity .....................      669,382      612,129
                                                           --------     --------
      Total liabilities and stockholder's equity .....     $961,599     $882,986
                                                           ========     ========


    See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                                 ANNTAYLOR, INC.
                                 ---------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                         -----------------------
                                                         AUGUST 3,     AUGUST 4,
                                                            2002         2001
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Operating activities:
  Net income .........................................   $  39,124    $  17,343
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Amortization of deferred compensation ............       2,167        1,163
    Amortization of goodwill .........................        --          5,520
    Deferred income taxes ............................       1,340         --
    Depreciation and amortization ....................      23,736       19,974
    Gain on sale of proprietary credit card
      accounts receivable ............................      (2,095)        --
    Loss on disposal of property and equipment .......         347          922
    Non-cash interest ................................       2,117        2,082
    Provision for loss on accounts receivable ........        --            697
    Changes in assets and liabilities:
      Receivables ....................................      (1,809)      (2,289)
      Merchandise inventories ........................      10,662       (3,282)
      Prepaid expenses and other current assets ......         115       (4,349)
      Accounts payable and accrued expenses ..........      18,155        6,145
      Other non-current assets and
        liabilities, net .............................       1,629       (2,880)
                                                         ---------    ---------
  Net cash provided by operating activities ..........      95,488       41,046
                                                         ---------    ---------
Investing activities:
  Purchases of property and equipment ................     (17,572)     (45,976)
  Net proceeds from sale of proprietary
  credit card accounts receivable ....................      57,800         --
                                                         ---------    ---------
  Net cash provided (used) by investing activities ...      40,228      (45,976)
                                                         ---------    ---------
Financing activities:
  Payments on mortgage ...............................      (1,250)        (688)
  Payment of financing costs .........................         (14)      (1,016)
  Parent Company Activity ............................      15,963        4,328
                                                         ---------    ---------
  Net cash provided by financing activities ..........      14,699        2,624
                                                         ---------    ---------
Net increase (decrease) in cash ......................     150,415       (2,306)
Cash and cash equivalents, beginning of period .......      30,037       31,962
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 180,452    $  29,656
                                                         =========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ...........   $   1,260    $   1,265
                                                         =========    =========
  Cash paid during the period for income taxes .......   $   8,234    $   2,646
                                                         =========    =========


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

    The results of operations for the fiscal 2002 interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 2, 2002 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of the Company.

    Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

    Detailed footnote information is not included for the quarters ended August 3, 2002 and August 4, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in its Fiscal 2001 Annual Report on Form 10-K.


2.  LONG-TERM DEBT
--  --------------


    The Company had $119,951,000 in long-term debt outstanding at August 3, 2002 in the form of a Note Payable to AnnTaylor Stores Corporation.


3.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

    Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2002, Management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill. Management intends to reevaluate this on an annual basis, in accordance with the provisions of SFAS No. 142. Excluding the amortization of goodwill, net income for the second quarter and six months ended August 4, 2001 would have been $8,961,000 and $22,665,000, respectively.

                                      -6-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)



3.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--  --------------------------------------------

    In April 2002, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

    In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is in the process of evaluating the effect that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                  SIX MONTHS ENDED
                                              ------------------------
                                              AUGUST 3,      AUGUST 4,
                                                2002           2001
                                                ----           ----

Number of Stores:
   Open at beginning of period................    538           478
   Opened during period.......................     17            25
   Expanded during period*....................    ---             5
   Closed during period.......................    ---             3
   Open at end of period......................    555           500
Type of Stores Open at End of Period:
   Ann Taylor stores..........................    344           335
   Ann Taylor Loft stores.....................    183           153
   Ann Taylor Factory Stores..................     28            12

---------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.



SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO THE SIX MONTHS ENDED AUGUST 4, 2001

    The Company's net sales in the first six months of fiscal 2002 increased to $688,535,000 from $617,382,000 for the same period last year, an increase of $71,153,000 or 11.5 percent. Comparable store sales for the first six months of fiscal 2002 decreased 0.1 percent compared to a decrease of 8.4 percent during the same period in fiscal 2001. Comparable store sales by division were down 1.0 percent for Ann Taylor stores and up 1.7 percent for Ann Taylor Loft stores. The sales increase was primarily the result of an increase in the number of stores open as compared to last year.

    Gross margin as a percentage of net sales increased to 53.4 percent for the first six months of fiscal 2002 from 50.5 percent during the same period last year. The increase in gross margin as a percentage of net sales is primarily due to higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses as a percent of net sales were 43.8 percent in the first six months of fiscal 2002, compared to 44.0 percent in the first six months of fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of efficiencies gained in Ann Taylor store operations and lower internet costs, partially offset by an increase in the provision for management performance bonus.

                                      -8-
================================================================================

    As a result of the foregoing, the Company had operating income of $66,235,000, or 9.6 percent of net sales, in the first six months of fiscal 2002, compared to $34,584,000, or 5.6 percent of net sales, in the first six months of fiscal 2001. There was no goodwill amortization recorded in the first six months of fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. Amortization of goodwill was $5,520,000 in the first six months of fiscal 2001. Operating income in the first six months of fiscal 2001, without giving effect to goodwill amortization, was $40,104,000, or 6.5 percent of net sales.

    Interest income was $1,429,000 in the first six months of fiscal 2002, compared to $858,000 in the first six months of fiscal 2001. The increase was primarily attributable to higher cash on hand offset somewhat by lower interest rates during the first six months of fiscal 2002, as compared to the first six months of fiscal 2001.

    Interest expense was $3,525,000 in the first six months of fiscal 2002, compared to $3,499,000 in the first six months of fiscal 2001.

    The income tax provision was $25,015,000, or 39.0 percent of income before taxes, in the first six months of fiscal 2002, compared to $14,600,000, or
45.7 percent of income before income taxes, for the same period last year. The decrease in the effective income tax rate was primarily the result of non-deductible goodwill expense, which, as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $39,124,000, or 5.7 percent of net sales, for the first six months of fiscal 2002, compared to net income of $17,343,000, or 2.8 percent of net sales, for the first six months of fiscal 2001. Excluding the amortization of goodwill, net income during the first six months of fiscal 2001 would have been $22,665,000, or 3.7 percent of net sales.



STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

     Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately customer fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing

                                      -9-
================================================================================
programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.

================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 1.   LEGAL PROCEEDINGS

      On or about June 19, 2002, the United States District Court for the Southern District of New York entered an Order and Final Judgment approving the previously disclosed settlement of the stockholder class action Novak v. Kasaks, et al., 96 Civ. 3073 (AGS) filed in that Court.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:


           Exhibit
           Number    Description
           ------    -----------

           10.1 Amendment No. 2 to the Credit Agreement, dated as of August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on September 4, 2002.

           *99.1     Certification of chief executive officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

           *99.2     Certification of chief financial officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.



           * Filed electronically herewith.



    (b)    Reports on Form 8-K:

            None

                                      -11-
================================================================================

                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR, INC.



Date: September 17, 2002            By:/s/J. Patrick Spainhour
      ------------------               --------------------------
                                          J. Patrick Spainhour
                                          Chairman, Chief Executive
                                          Officer and Director



Date: September 17, 2002            By:/s/James M. Smith
      ------------------               --------------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer


                                      -12-
================================================================================

                                 CERTIFICATIONS
                                 --------------




I, J. Patrick Spainhour, principal executive officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AnnTaylor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 17, 2002               /s/J. Patrick Spainhour
      ------------------               --------------------------
                                          J. Patrick Spainhour
                                          Chairman and Chief Executive
                                          Officer




I, James M. Smith, principal financial officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AnnTaylor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: September 17, 2002               /s/James M. Smith
      ------------------               --------------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer


                                      -13-
================================================================================

Exhibit Index
-------------

Exhibit
Number     Description
------     -----------

10.1 Amendment No. 2 to the Credit Agreement, dated as of August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to
           Exhibit 10.1 on Form 8-K of the Company filed on September 4, 2002.

*99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed electronically herewith.