Form 10-Q
period 2002-11-02
ANNTAYLOR INC
filed 2002-12-13
CIK 850090

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

                             FORM 10-Q
                             ---------


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -------------------------------------------------------
                   SECURITIES EXCHANGE ACT OF 1934
                   -------------------------------

          FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002



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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  |X|    No___.

      Indicate   by  check  mark   whether  the   registrant   is  an
accelerated  filer (as  defined in Rule 12b-2 of the  Exchange  Act).
Yes ___       No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
        Class                                 November 29, 2002
        -----                                 ------------------
 COMMON STOCK, $1.00 PAR VALUE                      1
 -----------------------------                      -

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

---------------------------------------------------------------------
---------------------------------------------------------------------

================================================================================

                          INDEX TO FORM 10-Q
                          ------------------







                                                                 PAGE NO.
                                                                 --------
   PART I. FINANCIAL INFORMATION
   -----------------------------

      Item 1.Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Nine Months Ended
               November 2, 2002 and November 3, 2001................ 3
             Condensed Consolidated Balance Sheets at
               November 2, 2002 and February 2, 2002...............  4
             Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended November 2, 2002 and
               November 3, 2001..................................... 5
             Notes to Condensed Consolidated Financial Statements... 6

      Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 8

      Item 4.Controls and Procedures............................... 11




   PART II.OTHER INFORMATION
   -------------------------


      Item 6.Exhibits and Reports on Form 8-K...................... 12



  CERTIFICATIONS................................................... 14
  --------------


================================================================================

                     PART I. FINANCIAL INFORMATION
                     -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          ANNTAYLOR, INC.
                          ---------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
    FOR THE QUARTERS AND NINE MONTHS ENDED NOVEMBER 2, 2002 AND
                         NOVEMBER 3, 2001
                            (UNAUDITED)


                                    QUARTERS ENDED           NINE MONTHS ENDED
                                 --------------------      ---------------------
                                  NOV. 2,      NOV. 3,     NOV. 2,      NOV. 3,
                                   2002         2001         2002        2001
                                 -------      -------      -------      -------
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales .................   $  340,218   $  310,804   $1,028,753   $  928,187
Cost of sales .............      143,760      142,929      464,554      448,657
                                 -------      -------      -------      -------

Gross margin ..............      196,458      167,875      564,199      479,530
Selling, general and
    administrative expenses      154,906      142,212      456,412      413,763
Amortization of goodwill ..          ---        2,760          ---        8,280
                                 -------      -------      -------      -------
Operating income ..........       41,552       22,903      107,787       57,487
Interest income ...........          923          242        2,352        1,100
Interest expense ..........        1,638        1,516        5,163        5,015
                                 -------      -------      -------      -------
Income before income taxes        40,837       21,629      104,976       53,572
Income tax provision ......       15,926        9,535       40,941       24,135
                                 -------      -------      -------      -------
    Net income ............   $   24,911   $   12,094   $   64,035   $   29,437
                                 =======      =======      =======      =======



 See accompanying notes to condensed consolidated financial statements.

                                      -3-
================================================================================

                           ANNTAYLOR, INC.
                           ---------------
                CONDENSED CONSOLIDATED BALANCE SHEETS
                -------------------------------------
                NOVEMBER 2, 2002 AND FEBRUARY 2, 2002
                             (UNAUDITED)



                                                 NOVEMBER 2,  FEBRUARY 2,
                                                    2002         2002
                                                   --------    --------
                       ASSETS                    (IN THOUSANDS)

Current assets
  C1ash and cash equivalents ...................   $165,853   $ 30,037
  Accounts receivable, net .....................     14,407     65,598
  Merchandise inventories ......................    208,086    180,117
  Prepaid expenses and other current assets ....     49,845     50,314
                                                   --------   --------
      Total current assets .....................    438,191    326,066
Property and equipment, net ....................    251,116    250,735
Goodwill, net ..................................    286,579    286,579
Deferred financing costs, net ..................      4,392      5,044
Other assets ...................................     16,392     14,742
                                                   --------   --------
     Total assets .............................   $996,670    $883,166
                                                  ========    ========

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable .............................   $ 60,216   $ 52,011
  Accrued expenses .............................    101,428     83,364
  Current portion of mortgage ..................       --        1,250
                                                   --------   --------
      Total current liabilities ................    161,644    136,625

Note Payable to ATSC ...........................    120,797    118,280
Deferred lease costs and other liabilities .....     18,494     16,132

Stockholder's equity
  Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding ............          1          1
  Additional paid-in capital ...................    415,010    392,683
  Retained earnings ............................    280,724    219,445
                                                   --------   --------
      Total stockholder's equity ...............    695,735    612,129
                                                   --------   --------
      Total liabilities and stockholder's equity   $996,670   $883,166
                                                   ========   ========




    See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                       ANNTAYLOR, INC.
                       ---------------
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
  FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
                         (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                       ------------------------
                                                       NOVEMBER 2,  NOVEMBER 3,
                                                          2002         2001
                                                        ---------    ---------
                                                             (IN THOUSANDS)
Operating activities:
  Net income ........................................   $  64,035    $  29,437
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Amortization of deferred compensation ...........       4,234          998
    Amortization of goodwill ........................        --          8,280
    Deferred income taxes ...........................       3,685        2,025
    Depreciation and amortization ...................      36,076       31,330
    Gain on sale of proprietary credit
       card accounts receivable .....................      (2,095)        --
    Loss on disposal or write down
       of property and equipment ....................         631        1,502
    Non-cash interest ...............................       3,184        3,021
    Provision for loss on accounts receivable .......        --          1,087
    Changes in assets and liabilities:
      Receivables ...................................      (4,515)     (13,850)
      Merchandise inventories .......................     (27,969)     (54,179)
      Prepaid expenses and other current assets .....      (1,149)      (2,192)
      Accounts payable and accrued expenses .........      26,265       18,974
      Other non-current assets and liabilities, net .      (1,354)      (7,350)
                                                        ---------    ---------
  Net cash provided by operating activities .........     101,028       19,083
                                                        ---------    ---------
Investing activities:
  Purchases of property and equipment ...............     (37,084)     (65,586)
  Net proceeds from sale of proprietary
      credit card accounts receivable ...............      57,800         --
                                                        ---------    ---------
  Net cash provided by (used by) investing activities      20,716      (65,586)
                                                        ---------    ---------
Financing activities:
  Net borrowings under revolving credit facility ....        --         14,250
  Payments on mortgage ..............................      (1,250)      (1,040)
  Payment of deferred financing costs ...............         (15)      (1,033)
  Parent company activity ...........................      15,337        6,013
                                                        ---------    ---------
  Net cash provided by financing activities .........      14,072       18,190
                                                        ---------    ---------
Net increase (decrease) in cash .....................     135,816      (28,313)
Cash and cash equivalents, beginning of period ......      30,037       31,962
                                                        ---------    ---------
Cash and cash equivalents, end of period ............   $ 165,853    $   3,649
                                                        =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ..........   $   1,564    $   1,522
                                                        =========    =========
  Cash paid during the period for income taxes ......   $  27,640    $  11,984
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

    Detailed footnote information is not included for the quarters ended November 2, 2002 and November 3, 2001. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in its Fiscal 2001 Annual Report on Form 10-K.


2.  LONG-TERM DEBT
--  --------------

    The Company had $120,797,000 in long-term debt outstanding at November 2, 2002 in the form of a Note Payable to AnnTaylor Stores Corporation.


3.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

    Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2002, Management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill. Management intends to reevaluate this on an annual basis, or when events or circumstances indicate an impairment test is necessary, in accordance with the provisions of SFAS No. 142. Excluding the amortization of goodwill, net income for the third quarter and nine months ended November 3, 2001 would have been $14,756,000 and $37,421,000, respectively.


                                      -6-
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
                            (UNAUDITED)



3.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--  --------------------------------------------

    In June 2002,  the Financial  Accounting  Standards  Board (the
"FASB"), issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 in the fourth quarter of fiscal 2002, and does not expect it will have a material impact on its consolidated financial statements.

    In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both Statement No. 72 and Interpretation No. 9, and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions. Management has determined that SFAS No. 147 has no applicability to the Company's operations.


                                      -7-
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS



                                              NINE MONTHS ENDED
                                         --------------------------
                                         NOVEMBER 2,     NOVEMBER 3,
                                             2002            2001
                                             ----            ----
Number of Stores:
   Open at beginning of period ......        538             478
   Opened during period .............         43              58
   Expanded during period*  .........         --               6
   Closed during period .............          1               4
   Open at end of period ............        580             532
Type of Stores Open at End of Period:
   Ann Taylor stores ................        350             341
   Ann Taylor Loft stores ...........        202             178
   Ann Taylor Factory Stores ........         28              13

------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


NINE MONTHS  ENDED  NOVEMBER 2, 2002  COMPARED TO NINE MONTHS ENDED
NOVEMBER 3, 2001

    The Company's net sales for the nine month period ended November 2, 2002 increased $100,566,000, or 10.8 percent, to $1,028,753,000, up from $928,187,000 for the same period last year. Comparable store sales for the period decreased 0.4 percent, compared to a 9.1 percent decrease for the same period last year. Comparable store sales by division were down 1.6 percent for Ann Taylor, and up 1.7 percent for Ann Taylor Loft. The increase in net sales is primarily due to an increase in the number of stores open during the period as compared to the same period last year.

    Gross margin as a percentage of net sales for the nine month period ended November 2, 2002 increased to 54.8 percent, up from
51.7 percent for the same period last year. The increase in gross margin as a percentage of net sales is the combined result of higher full price sales and higher margin rates achieved on both full price and non-full price sales at both divisions.

    Selling, general and administrative expenses for the nine month period ended November 2, 2002 were $456,412,000, or 44.4 percent of net sales, compared to $413,763,000, or 44.6 percent of net sales, for the same period last year. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of efficiencies gained in store operations and lower internet costs, partially offset by an increase in the provision for management performance bonus.


                                      -8-
================================================================================

    As a result of the foregoing, the Company had operating income of $107,787,000, or 10.5 percent of net sales, for the nine month period ended November 2, 2002, compared to operating income of $57,487,000, or 6.2 percent of net sales, for the same period last year. There was no goodwill amortization recorded in fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. The Company recorded $8,280,000 in goodwill amortization during the nine month period ended November 3, 2001. Operating income for the fiscal 2001 year-to-date period, without giving effect to goodwill amortization, was $65,767,000, or 7.1 percent of net sales.

    Interest income for the nine month period ended November 2, 2002 was $2,352,000, compared to $1,100,000 for the same period last year. The increase is primarily attributable to higher cash on hand, offset somewhat by lower interest rates.

    Interest expense for the nine month period ended November 2, 2002 was $5,163,000, compared to $5,015,000 for the same period last year.

    The income tax provision was $40,941,000, or 39.0 percent of income before income taxes, for the nine month period ended November 2, 2002, compared to $24,135,000, or 45.1 percent of income before income taxes, for the same period last year. The decrease in the effective income tax rate is primarily the result of non-deductible goodwill expense, which, as previously discussed, was not recorded in fiscal 2002.

    As a result of the foregoing factors, the Company had net income of $64,035,000, or 6.2 percent of net sales, for the nine month period ended November 2, 2002, compared to net income of $29,437,000, or 3.2 percent of net sales, for the same period last year. Excluding the amortization of goodwill, net income during the nine month period ended November 3, 2001 would have been $37,421,000, or 4.0 percent of net sales.


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


                                      -9-
================================================================================
decline  in the  demand for  merchandise  offered  by the  Company;
competitive  influences;  changes  in  levels of store  traffic  or consumer  spending  habits;  effectiveness  of the Company's  brand awareness and marketing  programs;  general economic  conditions or a downturn in the retail  industry;  the  inability  of the Company to locate new store sites or  negotiate  favorable  lease terms for additional  stores or for the  expansion of existing  stores;  lack of sufficient  consumer  interest in the Company's  Online Store; a significant  change in the  regulatory  environment  applicable  to the  Company's  business;  an increase in the rate of import duties or  export  quotas  with  respect  to  the  Company's  merchandise;
financial  or  political  instability  in any of the  countries  in which  the  Company's  goods  are  manufactured;  acts  of  war  or terrorism  in the  United  States  or  worldwide;  work  stoppages,
slowdowns  or  strikes;   and  other   factors  set  forth  in  the
Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


                                      -10-
================================================================================

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      -11-
================================================================================

                    PART II. OTHER INFORMATION
                    --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


(a)   Exhibits:


           Exhibit
           Number    Description
           ------    -----------

           99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




    (b)    Reports on Form 8-K:



           The following reports on Form 8-K were filed during the quarter covered by this report:

                 DATE OF REPORT     ITEM(S) REPORTED
                 --------------     ----------------

                    8/14/2002        Item 5 and Item 7
                    8/14/2002        Item 7 and Item 9
                    8/29/2002        Item 7

           The report on Form 8-K dated August 14, 2002 included the Condensed Consolidated Statements of Operations for the quarters and six months ended August 3, 2002 and August 4, 2001 and the Condensed Consolidated Balance Sheets at August 3, 2002 and February 2, 2002 of AnnTaylor Stores Corporation.


                                      -12-
================================================================================

                          SIGNATURES
                          ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR, INC.



Date:     December 13, 2002         By:    /s/J. Patrick Spainhour
          -----------------                -----------------------
                                              J. Patrick Spainhour
                                              Chairman and Chief Executive
                                              Officer




Date:     December 13, 2002         By:    /s/James M. Smith
          -----------------                -----------------------
                                              James M. Smith
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Treasurer



                                      -13-
================================================================================

                           CERTIFICATION
                           -------------


I, J. Patrick Spainhour, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                                      -14-
================================================================================

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    December 13, 2002           /s/J. Patrick Spainhour
         -----------------           -----------------------
                                        J. Patrick Spainhour
                                        Chairman and Chief
                                        Executive
                                        Officer



                                      -15-
================================================================================

                           CERTIFICATION
                           -------------


I, James M. Smith, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



                                      -16-
================================================================================

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    December 13, 2002            /s/James M. Smith
         -----------------            -----------------
                                         James M. Smith
                                         Senior Vice President,
                                         Chief Financial Officer and
                                         Treasurer


                                      -17-
================================================================================

Exhibit Index
-------------

Exhibit
Number     Description
------     -----------

99.1       Certification of chief executive officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

99.2       Certification of chief financial officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.