Form 10-K
period 2003-02-01
ANNTAYLOR INC
filed 2003-04-01
CIK 850090

---------------------------------------------------------------------
---------------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                ----------------------------------
                      Washington, D.C. 20549

                             FORM 10-K
                             ---------
(Mark One)

|X| ANNUAL   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    ---------------------------------------------------------------
    SECURITIES EXCHANGE ACT OF 1934.
    --------------------------------

            FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

                                OR
                                --

|_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
    ---------------------------------------------------------------
    SECURITIES EXCHANGE ACT OF 1934.
    -------------------------------

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

                          ---------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None.

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               None.
                          ---------------


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.   Yes  X     No    .
                                         ---        ---
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).  Yes      No  X  .
           ---     ----



      As of February 28, 2003, 1 share of the registrant's common stock was outstanding.


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

                                  PART I
                                  ------


ITEM 1. BUSINESS
-------

GENERAL

      AnnTaylor, Inc. (the "Company" or "Ann Taylor"), through its wholly owned subsidiaries, is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold primarily under the "Ann Taylor" and "Ann Taylor Loft" brand names. The Company believes that "Ann Taylor" is a highly recognized national brand that defines a distinct fashion point of view. Ann Taylor merchandise represents classic styles, updated to reflect current fashion trends. The Company's stores offer a full range of career and casual separates, dresses, tops, weekend wear, shoes and accessories, coordinated as part of a total wardrobing strategy. This total wardrobing strategy is reinforced by an emphasis on client service. Ann Taylor sales associates are trained to assist clients in merchandise selection and wardrobe coordination, helping them achieve the "Ann Taylor look" while reflecting the clients' personal styles. Unless the context indicates otherwise, all references herein to the Company include the Company and its wholly owned subsidiaries.

      As of February 1, 2003, the Company operated 584 retail stores in 42 states, the District of Columbia and Puerto Rico under the names Ann Taylor, Ann Taylor Loft and Ann Taylor Factory Stores. The Company's 350 Ann Taylor stores compete in the "better"-priced market. Approximately 62% of these stores are located in regional malls, 26% are located in village shops, and 12% are located in downtown areas. The Company believes that the client base for its Ann Taylor stores consists primarily of relatively affluent, fashion-conscious women from the ages of 25 to 55, and that the majority of its clients are professional women with limited time to shop, who are attracted to Ann Taylor by its focused merchandising and total wardrobing strategies, personalized client service, efficient store layouts and continual flow of new merchandise.

      As of February 1, 2003, the Company operated 207 Ann Taylor Loft stores. Approximately 52% of these stores are located in regional malls, 33% are located in lifestyle centers, with the remaining 15% located in downtown and mill locations. Ann Taylor Loft stores compete in the "upper-moderate"-priced market. Ann Taylor Loft is designed for women with a more relaxed lifestyle and work environment, who appreciate the Ann Taylor style but are more price sensitive. Merchandise is created uniquely for these stores and is sold under the Ann Taylor Loft label. The first Ann Taylor Loft stores opened by the Company were located in factory outlet centers. In 1998, the Company began opening Ann Taylor Loft stores outside the factory outlet environment, in regional malls, lifestyle centers and urban and village street locations. During Fiscal 2002, the Company converted 18 Ann Taylor Loft stores located in outlet centers to Ann Taylor Factory stores. Management believes that Ann Taylor Loft represents a significant opportunity for the Company to compete in the upper-moderate-priced women's apparel market.

      At February 1, 2003, the Company also operated 27 Ann Taylor Factory stores in factory outlet centers, including the 18 Ann Taylor Loft stores located in factory outlet centers that were converted during Fiscal 2002. Ann Taylor Factory stores serve as a brand-appropriate clearance vehicle for merchandise from both Ann Taylor and Ann Taylor Loft stores. Additionally, Ann Taylor Factory stores handle an assortment of current season styles created uniquely for these stores and sold under the Ann Taylor Factory store label.

       In Fiscal 2000, the Company launched anntaylor.com (the "Online Store"), making Ann Taylor merchandise available for direct retail sale to clients over the Internet. The Online Store was designed as an extension of the in-store experience and offers a wide selection of each season's Ann Taylor collection. The Company believes that the Online Store further builds the Ann Taylor brand and enhances the Company's relationships with clients, as well as creates the opportunity for sales to new and existing clients.

      In January 2003, the Company launched anntaylorloft.com. The site currently offers clients a search vehicle for locating stores, as well as the opportunity to sign up to receive catalogs and other promotional materials via regular mail or email. The site is scheduled for e-commerce in early 2004.

      The Company was incorporated under the laws of the state of Delaware in 1986. All of the outstanding capital stock of the Company, consisting of one share of common stock, is owned by


================================================================================

AnnTaylor Stores Corporation ("ATSC"). The Company was acquired by ATSC in a leveraged buyout transaction in 1989.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this annual report on Form 10-K contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise;
financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages,
slowdowns  or  strikes;   and  other   factors  set  forth  in  the
Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Regarding Forward-Looking Disclosures".


ITEM 2. PROPERTIES
------

      As of February 1, 2003, the Company operated 584 stores, all of which were leased. Store leases typically provide for initial terms of ten years, although some leases have shorter or longer initial periods. Some of the leases grant the Company the right to extend the term for one or two additional five-year periods. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require the Company to pay a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. Most of the leases also require the Company to pay real estate taxes, insurance and certain common area and maintenance costs.

      The Company leases corporate offices at 142 West 57th Street and 1372 Broadway in New York City. The Company also leases office space in New Haven, Connecticut.

      The Company's wholly owned subsidiary, AnnTaylor Distribution Services, Inc., owns its 256,000 square foot distribution center located in Louisville, Kentucky. Nearly all Ann Taylor merchandise is distributed to the Company's stores through this facility. The parcel on which the Louisville distribution center is located comprises approximately 20 acres and could accommodate possible future expansion of the facility.


ITEM 3. LEGAL PROCEEDINGS
------

      The Company is a party to routine litigation incident to its business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position, consolidated results of operations, or liquidity of the Company.

                                       2
================================================================================

                              PART II
                              -------


ITEM 5. MARKET  FOR   REGISTRANT'S   COMMON   EQUITY  AND   RELATED
------
        STOCKHOLDER MATTERS

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


ITEM 7. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
------
        RESULTS OF OPERATIONS

SALES

      The following table sets forth certain sales and store data for the periods indicated:

                                                       FISCAL YEAR
                                        ---------------------------------------
                                            2002         2001           2000
                                            ----         ----           ----

                                        (52 weeks)    (52 weeks)     (53 weeks)

Net sales ($000) ...................... $1,380,966    $1,299,573    $1,232,776

Total net sales increase
   percentage (52-week basis) .........        6.3%          6.8%         12.2%

Total comparable store sales decrease
   decrease percentage
  (52-week basis) .....................       (3.9)%        (6.1)%        (0.5)%

Net sales per average
   gross square foot .................. $      434    $      452    $      496

Total store square footage
   at end of period....................  3,305,000     3,057,000     2,695,000

Number of:
   New stores .........................         49            67            81
   Expanded stores ....................        ---             6             4
   Closed stores ......................          3             7             8
Total stores open at end of period ....        584           538           478

      The Company's net sales do not show significant seasonal variation, although net sales in the fourth quarter have historically been higher than in the other quarters. As a result, the Company has not had significant overhead and other costs generally associated with large seasonal variations.

                                       3
================================================================================

RESULTS OF OPERATIONS

      The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated:

                                      FISCAL YEAR
                                ------------------------
                                 2002     2001     2000
                                 ----     ----     ----

Net sales .................     100.0%   100.0%   100.0%
Cost of sales .............      45.9     50.2     50.5
                                 ----     ----     ----
    Gross margin ..........      54.1     49.8     49.5
Selling, general and
    administrative expenses      44.3     44.4     40.7
Amortization of goodwill ..       ---      0.8      0.9
                                 ----     ----     ----
    Operating income ......       9.8      4.6      7.9
Interest income ...........       0.2      0.1      0.2
Interest expense ..........       0.5      0.5      0.6
                                 ----     ----     ----
Income before income taxes        9.5      4.2      7.5
Income tax provision ......       3.7      2.0      3.3
                                 ----     ----     ----
Net income ................       5.8%     2.2%     4.2%
                                 ====     ====     ====


FISCAL 2002 COMPARED TO FISCAL 2001

      The Company's net sales increased to $1,380,966,000 from $1,299,573,000 in Fiscal 2001, an increase of $81,393,000, or
6.3%. Comparable store sales for Fiscal 2002 decreased 3.9%, compared to a comparable store sales decrease of 6.1% in Fiscal 2001. By division, Fiscal 2002 comparable store sales decreased 5.3% for Ann Taylor and 1.0% for Ann Taylor Loft. The increase in net sales was primarily attributable to the opening of new stores, partially offset by the decrease in comparable store sales in Fiscal 2002. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores in the Fall 2002 season. Sales were also impacted by an overall reduction in client spending caused by the current economic environment.

      Gross margin as a percentage of net sales increased to 54.1% in Fiscal 2002 from 49.8% in Fiscal 2001. The increase in gross margin is the combined result of higher full price sales and higher margin rates achieved on full price and non-full price sales at both divisions. Fiscal 2001 gross margin was impacted by approximately $4,100,000 in pre-tax nonrecurring charges, which related to the inventory write-off associated with the discontinuation of the Ann Taylor cosmetics line, and inventory costs associated with canceling certain Fall 2001 and Spring 2002 merchandise orders.

      Selling, general and administrative expenses were $612,479,000, or 44.3% of net sales in Fiscal 2002, compared to
$576,584,000, or 44.4% of net sales, in Fiscal 2001. Lower internet costs and reduced marketing spending were offset by an increase in the provision for management performance bonus and higher tenancy expenses. Fiscal 2001 selling, general and administrative expenses included approximately $12,900,000 in pre-tax nonrecurring charges. Approximately $7,200,000 of this amount related to the write-down of certain anntaylor.com assets, based upon projected cash flows, which were not deemed adequate to support the carrying value of the assets associated with this ongoing business. An additional $3,300,000 related to the cost, net of insurance proceeds, of settling a class action lawsuit. The remaining $2,400,000 represented the write-off of certain fixed assets related to the discontinuation of the Ann Taylor cosmetics line, and severance costs associated with reductions made in the Company's store and home office workforce.

      Operating income increased to $135,014,000, or 9.8% of net sales in Fiscal 2002, from $60,141,000, or 4.6% of net sales, in Fiscal 2001. There was no goodwill amortization recorded in Fiscal 2002, in accordance with SFAS No. 142, which the Company adopted in February 2002. The Company recorded goodwill amortization of $11,040,000, or 0.8% of net sales, during Fiscal 2001.

      Interest income was $3,279,000 in Fiscal 2002, compared to $1,390,000 in Fiscal 2001. The increase was primarily attributable to higher cash on hand during Fiscal 2002 compared to Fiscal 2001, partially offset by lower interest rates.

                                       4
================================================================================

      Interest expense was $6,886,000 in Fiscal 2002, compared to $6,869,000 in Fiscal 2001. The weighted average interest rate on the Company's outstanding indebtedness at February 1, 2003 was 3.75%.

      The income tax provision was $51,249,000, or 39.0% of income before income taxes in Fiscal 2002, compared to $25,557,000, or 46.8% of income before income taxes in Fiscal 2001. The decrease in the effective income tax rate is primarily the result of non-deductible goodwill expense incurred in Fiscal 2001, which, as previously discussed, was not recorded in Fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $80,158,000, or 5.8% of net sales for Fiscal 2002, compared to net income of $29,105,000, or 2.2% of net sales, for Fiscal 2001.


CHANGES IN FINANCIAL POSITION

      Accounts receivable decreased to $10,367,000 at the end of Fiscal 2002 from $65,598,000 at the end of Fiscal 2001, a decrease of $55,231,000, or 84.2%. This decrease was primarily attributable to the sale of the Company's proprietary credit card accounts receivable.

      Merchandise   inventories   increased  to   $185,484,000   at
February  1,  2003  from  $180,117,000  at  February  2,  2002,  an
increase  of  $5,367,000  or  3.0%.   Merchandise   inventories  at
February 1, 2003 and February 2, 2002 included approximately $41,771,000 and $37,558,000, respectively, of inventory associated with the Company's sourcing division, which is principally finished goods in transit from factories. The increase in merchandise inventories is primarily due to inventory purchased to support new stores opened since the beginning of the year. Total store square footage increased to approximately 3,305,000 square feet at February 1, 2003 from approximately 3,057,000 square feet at February 2, 2002. Merchandise inventory on a per-square-foot basis, excluding inventory associated with the Company's sourcing division, was approximately $43 at the end of Fiscal 2002, compared to $47 at the end of Fiscal 2001. Inventory turned 4.4 times in Fiscal 2002, compared to 4.7 times in Fiscal 2001, excluding inventory associated with the Company's sourcing division. Inventory turnover is determined by dividing cost of sales by the average of the cost of inventory at the beginning and end of the period (excluding inventory associated with the sourcing division).

      Accounts payable increased to $57,058,000 at the end of Fiscal 2002 from $52,011,000 at the end of Fiscal 2001, an increase of $5,047,000, or 9.7%. The increase in accounts payable is primarily due to the timing of payments to vendors.

      Accrued liabilities increased to $94,137,000 at the end of Fiscal 2002 from $82,007,000 at the end of Fiscal 2001, an
increase  of  $12,130,000,   or  14.8%.  The  increase  in  accrued
liabilities is primarily attributable to an increase in the provision for management performance bonus.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of working capital is cash flow from operations. The following table sets forth material measures of the Company's liquidity:

                                                        FISCAL YEAR
                                              ---------------------------------
                                                2002          2001        2000
                                                ----          ----        ----
                                                    (DOLLARS IN THOUSANDS)

    Cash provided by operating activities.    $155,499     $ 77,598    $ 76,625
    Working capital.......................    $304,076    $ 190,798    $172,767
    Current ratio.........................      3.01:1       2.41:1      2.22:1
    Debt to equity ratio..................       .17:1        .20:1       .20:1

                                       5
================================================================================

      Cash provided by operating activities in Fiscal 2002, as presented on the consolidated statements of cash flows, primarily resulted from earnings, non-cash charges and increases in accounts payable and accrued liabilities, partially offset by an increase in merchandise inventories.

      On April 30, 2001, the Company entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was amended on December 20, 2001 and on August 29, 2002 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 1, 2003 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 1, 2003 were approximately $97,114,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. There were no loans outstanding at any time during Fiscal 2002.

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

      The lenders have been granted a pledge of the common stock of ATSC and certain of its subsidiaries, and a security interest in substantially all other tangible and intangible assets, including trademarks, inventory, store furniture and fixtures, of the Company and its subsidiaries, as collateral for the Company's obligations under the Credit Facility.

      During Fiscal 1999, the Company issued a promissory note, as amended, to ATSC, in an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued by the Company for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

      During Fiscal 2002 the seven-year mortgage loan related to the Company's distribution center land and building in Louisville, Kentucky was paid in full. Ann Taylor and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.

      The Company's capital expenditures totaled $45,450,000, $83,693,000 and $83,310,000 in Fiscal 2002, 2001 and 2000,
respectively. Capital expenditures were primarily attributable to the Company's store expansion, renovation and refurbishment programs, as well as the investment the Company made in certain information systems and the Company's corporate offices. These expenditures also include, in Fiscal 2001 and Fiscal 2000, capital expenditures related to the Company's Internet e-commerce Web site, and related enhancements to the material handling system at the Company's distribution center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000" for information regarding the asset write-off associated with the Company's Online Store. The Company expects its total capital expenditure requirements in Fiscal 2003 will be approximately $85,000,000, including capital for new store construction for a planned square footage increase of approximately 400,000 square feet, or 12%, as

================================================================================
well as capital to support continued investments in information systems and a refurbishment program for its existing store base.
The actual amount of the Company's capital expenditures will depend in part on the number of stores opened, expanded and refurbished and on the amount of construction allowances the Company receives from the landlords of its new or expanded stores.

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and
maintenance   costs  in  addition  to  the  future   minimum  lease
payments shown below.

      Future minimum lease payments under non-cancelable operating leases as of February 1, 2003 are as follows:

      FISCAL YEAR                             (IN THOUSANDS)
      -----------
       2003..................................$   145,759
       2004..................................    144,982
       2005..................................    136,510
       2006..................................    115,689
       2007..................................    106,621
       2008 and thereafter...................    386,832
                                               ---------
       Total.................................$ 1,036,393
                                               =========

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

      On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank (the "Bank"). The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statements of Income for Fiscal 2002. In connection with the
sale,   the  Company   contracted   with   Alliance   Data  Systems
Corporation ("ADS"), the Bank's affiliated servicer, to provide private label credit card services to proprietary Ann Taylor credit card clients. Under the terms of the transaction, ADS will manage the Ann Taylor credit card program, and pay the Company a percentage of all collected finance charges.

      The Company is party to a 3-year contract for services to provide training to store associates, and maintenance and support for related software. Payments under this contract total $6,500,000 in each of Fiscal 2003 and Fiscal 2004, and $5,000,000 in Fiscal 2005.


      Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan. The Company's funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate of 6.75% and an expected long-term rate of return on plan assets of 8.5%. The discount rate selected was determined based on the change in the Moody's Aa corporate bond yields, which have decreased by 59 basis points over the course

                                       7
================================================================================
of Fiscal  2002.  On this basis,  the  discount  rate  utilized was adjusted  from 7.50% at  February  2, 2002 to 6.75% at  February 1,
2003.  The  market-related  value of plan  assets  for  determining pension  expense  is  equal  to the  fair  value  of  plan  assets, recognizing  gains or  losses  as they  occur.  Plan  assets  as of
February  1,  2003  are  allocated  50% in  equities,  33% in  bond related  funds and 17% in short-term  investments.  For purposes of developing  long-term  rates of  return,  it was  assumed  that the short-term  investments  were  reallocated  to  equities,  yielding assumed  long-term  rates of return of 10% and 6% for  equities and
bond-related   funds,   respectively.   In  selecting  an  expected
long-term rate of return on plan assets, consideration was given to the Company's historical annual rate of return over a 7-year period, which averaged 8.8% per year. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets utilized was reduced from 9.0% for the fiscal year ended February 1, 2003 to 8.5% for the fiscal year ending January 31, 2004.

     The  Company  is  self-insured  for  expenses  related  to its employee  point  of  service  medical  and  dental  plans,  and its worker's compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management's estimates, using information received from plan administrators, historical analysis, and other relevant data. Management believes that it has taken reasonable steps to ensure that the Company is adequately accrued for costs incurred related to these programs at February 1, 2003.


RECENT ACCOUNTING PRONOUNCEMENTS

      Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company's consolidated financial statements.

      In August 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no impact on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and

================================================================================
certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other
exit  or  disposal  activity.   Previous  accounting  guidance  was
provided  by  Emerging   Issues  Task  Force   ("EITF")  No.  94-3,
"Liability  Recognition for Certain Employee  Termination  Benefits
and  Other  Costs  to Exit an  Activity  (including  Certain  Costs
Incurred  in a  Restructuring)".  SFAS No.  146  replaces  EITF No.
94-3,  and is  required  to be  applied  prospectively  to  exit or
disposal   activities   initiated  after  December  31,  2002.  The
Company  adopted  SFAS No. 146 during the fourth  quarter of Fiscal
2002  with  no  material  impact  on  the  Company's   consolidated
financial statements.

      In  November  2002,  the  FASB  issued  FASB   Interpretation
("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others". FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the
obligation  undertaken  in  issuing  the  guarantee.   The  initial
recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company's consolidated financial statements.


CRITICAL ACCOUNTING POLICIES

      On December 12, 2001, the United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages the identification and disclosure of the most critical accounting policies applied in the preparation of a company's financial statements. In response to FRR No. 60, management has determined that the Company's most critical accounting policies are those related to merchandise inventory valuation, intangible asset impairment, and income taxes. These policies are further described in the Notes to the Consolidated Financial Statements, and in relevant sections of this discussion and analysis.

      Inventory is valued at the lower of average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. Inventory levels are monitored to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and markdowns are used to clear such merchandise. Inventory value is reduced immediately when the selling price is marked below cost. Physical inventory counts are performed annually each January, and estimates are made for shortage during the period between the last physical inventory count and the balance sheet date.

      Pursuant to the adoption of SFAS No. 142 in February 2002, management performed impairment testing which considered the Company's net discounted future cash flows in determining whether an impairment charge related to the carrying value of the Company's recorded goodwill was necessary, and concluded that there was no such impairment loss. This will be reevaluated annually, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data. These estimates can be affected by factors such as those outlined in the Statement Regarding Forward-Looking Disclosures.

                                       9
================================================================================

      The Company follows SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company's operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. The Company's effective tax rate considers management's judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. The Company has also been involved in both foreign and domestic tax audits. At any given time, many tax years are subject to audit by various taxing authorities.

      Management believes these critical accounting policies represent the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Annual Report on Form 10-K, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise;
financial or political instability in any of the countries in which the Company's goods are manufactured; acts of war or terrorism in the United States or worldwide; work stoppages,
slowdowns  or  strikes;   and  other   factors  set  forth  in  the
Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


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

      The Company's outstanding long-term debt as of February 1, 2003 bears interest at fixed rates; therefore, the Company's consolidated results of operations would only be affected by interest rate changes to the extent that fluctuating rate loans are outstanding under the Credit Facility. As of February 1, 2003, the Company has no such amounts outstanding. The effect of interest rate changes on the Company would depend on the amount of indebtedness outstanding at the time and the amount of such change.

                                       10
================================================================================


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

     The following consolidated financial statements of the Company for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 are included as a part of this Report (See
 Item 15):

      Consolidated  Statements of Income for the fiscal years ended
         February 1, 2003, February 2, 2002 and February 3, 2001.

      Consolidated  Balance  Sheets  as of  February  1,  2003  and
         February 2, 2002.

      Consolidated Statements of Stockholder's Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

      Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

      Notes to Consolidated Financial Statements.


ITEM 9. CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
------
        FINANCIAL DISCLOSURES

      None.

                                       11
================================================================================

                                PART III
                                --------



ITEM 14. CONTROLS AND PROCEDURES
-------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       12
================================================================================

                              PART IV
                              -------


 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

 (a)    List of documents filed as part of this Annual Report:

        1. The following consolidated financial statements of the Company are filed as part of this Annual Report:

            Independent Auditors' Report; Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002; Consolidated Statements of Stockholder's Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001; Notes to Consolidated Financial Statements.

        2. Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

        3. The exhibits filed as a part of this Annual Report are listed in the exhibit index below.


 (b)    Reports on Form 8-K:

            The Company filed the following report on Form 8-K during the quarter ended February 1, 2003:

                  Date of Report                            Item(s) Reported
                  --------------                            ----------------
                     1/23/03                                Item 5 and Item 7

 (c)    Exhibit Index.


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

 4.1    Indenture,  dated as of June 18,  1999,  between  the  Company,
           ATSC,   and  the   Bank  of  New   York,   as   Trustee.
           Incorporated   by  reference  to  Exhibit  4.01  to  the
           Registration Statement of ATSC filed on September 13, 1999 (Registration No. 333-86955).

 4.2    Rights  Agreement,  dated as of May 18, 2000,  between ATSC and
           Continental    Stock    Transfer   &   Trust    Company.
           Incorporated by reference to Exhibit 4 of Form 8-K of ATSC filed on May 23, 2000.

10.1    Lease,  dated as of March 17, 1989, between Carven Associates
           and  Ann  Taylor   concerning   the  West  57th   Street
           headquarters.   Incorporated  by  reference  to  Exhibit
           10.21  to the  Registration  Statement  of ATSC  and Ann
           Taylor   filed  on  May  3,   1989   (Registration   No.
           33-28522).

                                       13
================================================================================

EXHIBIT NUMBER
--------------

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


                                       14
================================================================================

 EXHIBIT NUMBER
 --------------

 +10.3    The  AnnTaylor  Stores  Corporation  1992 Stock  Option and
           Restricted Stock and Unit Award Plan, Amended and Restated as of February 23, 1994 (the "1992 Plan"). Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of ATSC filed on May 1, 1997.

 +10.3.1  Amendment  to  the  AnnTaylor  Stores  Corporation  1992
           Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.15.1 to the Form 10-Q of ATSC for the Quarter ended August 2, 1997 filed on September 12, 1997.

 +10.3.2  Amendment to the AnnTaylor Stores  Corporation 1992 Plan
           dated  as  of  January   16,   1998.   Incorporated   by
           reference to Exhibit 10 of Form 8-K of ATSC filed on March 12, 1998.

 +10.3.3 Amendment to the AnnTaylor Stores Corporation 1992 Plan dated as of May 12, 1998. Incorporated by reference to
           Exhibit 10.16.3 to the Form 10-Q of ATSC for the Quarter ended April 2, 1998 filed on June 16, 1998.

 +10.3.4 Amendment to the AnnTaylor Stores Corporation 1992 Plan dated as of March 10, 2000. Incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

 +10.4    The  AnnTaylor  Stores  Corporation  2000 Stock  Option and
           Restricted   Stock   Award  Plan  (the   "2000   Plan").
           Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of ATSC filed on April 1, 2003.

 +10.4.1  First  Amendment  to the 2000  Plan,  adopted  January  29,
           2002. Incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

 +10.5    AnnTaylor   Stores   Corporation   2002  Stock  Option  and
           Restricted Stock and Unit Award Plan. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

 +10.6    AnnTaylor   Stores   Corporation   Amended   and   Restated
           Management Performance Compensation Plan, as approved by stockholders on June 18, 1997. Incorporated by reference to Exhibit 10.16 to the Form 10-Q of ATSC for the Quarter ended August 2, 1997 filed on September 12, 1997.

 +10.6.1 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan dated as of March 12, 1998. Incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K of ATSC filed on April 30, 1998.

 +10.6.2 Amendment to the AnnTaylor Stores Corporation Amended and Restated Management Performance Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.9.2 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

 +10.7    AnnTaylor Stores  Corporation  Deferred  Compensation  Plan
           ("Deferred   Compensation   Plan").    Incorporated   by
           reference to Exhibit 10.33 to the Annual Report on Form 10-K of ATSC filed on April 28, 1995.

 +10.7.1  Amendment to the Deferred  Compensation Plan as approved by the Board of Directors on August 11, 1995. Incorporated by reference to Exhibit 10.33.1 to the Form 10-Q of ATSC for the Quarter ended July 29, 1995 filed on September 11, 1995.

 +10.7.2  Amendment to the Deferred  Compensation Plan,  effective as
           of  January  1,  2002.   Incorporated  by  reference  to
           Exhibit 10.11.2 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

================================================================================

EXHIBIT NUMBER
--------------

  10.8    Amended   and   Restated    Credit    Agreement    ("Credit
           Agreement"),   dated  as  of  April  30,   2001,   among
           AnnTaylor, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, The CIT Group/Business Credit, Inc., Firstar Bank, N.A., and Transamerica Business Capital Corporation, as Co-Agents, The Chase Manhattan Bank and First Union National Bank, as Syndication Agents, Fleet National Bank, as Documentation Agent, and Bank of America, N.A., The Chase Manhattan Bank, and First Union National Bank, as Issuing Banks and the Lenders from time to time party thereto. Incorporated by reference to Exhibit 10.18 to the Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.

  10.8.1 Amendment No. 1 to Credit Agreement, dated as of December 20, 2001, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on January 10, 2002.

  10.8.2  Amendment  No.  2 to  the  Credit  Agreement,  dated  as of
           August 29, 2002, by and among AnnTaylor, Inc., the Guarantors and Bank of America, N.A., as Administrative Agent for each of the Lenders pursuant to the Credit Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K of the Company filed on September 4, 2002.

 +10.9    AnnTaylor  Stores  Corporation   Long-Term  Cash  Incentive
           Compensation Plan, as approved by stockholders on June 17, 1998. Incorporated by reference to Exhibit A to the Proxy Statement of ATSC dated May 1, 1998 filed on May 6, 1998.

 +10.9.1  Amendment to the AnnTaylor Stores Corporation  Long-Term
           Cash Incentive Compensation Plan, dated as of March 10, 2000. Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

 +10.10   AnnTaylor Stores Corporation  Special Severance Plan, dated as of March  10,  2000.  Incorporated  by  reference  to
           Exhibit 10.18 to the Annual Report on Form 10-K of ATSC filed on April 18, 2000.

  +10.11  Employment  Agreement  dated  as  of  February  1,  1994 between ATSC and Sally Frame Kasaks. Incorporated by reference to Exhibit 10.8 to the Form 10-Q of ATSC for the Quarter ended October 29, 1994 filed on December 12, 1994.

  +10.12  Employment  Agreement,   dated  as  of  January  29,  2002,
           between ATSC and J. Patrick Spainhour. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

  +10.13  Employment  Agreement,   dated  as  of  March  7,  2001,
           between ATSC and Barry Erdos ("Erdos Agreement"). Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of ATSC filed on April 5, 2001.

 +10.13.1 Amendment,  dated  as of  June  1,  2001,  to the  Erdos
           Agreement.   Incorporated   by   reference   to  Exhibit
           10.17.1 to the Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.

 +10.13.2 Amendment  No. 2, dated as of November 25, 2001,  to the
           Erdos  Agreement.   Incorporated  by  reference  Exhibit
           10.19.2 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

 +10.14   Employment  Agreement,  dated as of April 24, 2001, between
           ATSC and Kim Roy ("Roy Agreement"). Incorporated by reference to Exhibit 10.19 to the Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.

                                       16
================================================================================

EXHIBIT NUMBER
--------------

+10.14.1  Amendment  No. 1, dated as of November 25, 2001,  to the
           Roy  Agreement.  Incorporated  by  reference  to Exhibit
           10.20.1 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

+10.15   Employment  Agreement,  dated  as of May 3,  2001,  between
           ATSC and Katherine Lawther Krill ("Krill Agreement"). Incorporated by reference to Exhibit 10.20 to the Form 10-Q of ATSC for the Quarter ended May 5, 2001 filed on June 18, 2001.

+10.15.1  Amendment  No. 1, dated as of November 25, 2001,  to the
           Krill  Agreement.  Incorporated  by reference to Exhibit
           10.21.1 to the Annual Report on Form 10-K of ATSC filed on April 4, 2002.

 14       Business Conduct  Guidelines.  Incorporated by reference to
           Exhibit 14 to the Annual Report on Form 10-K of ATSC filed on April 1, 2003.

*23      Consent of Deloitte & Touche LLP.

*99.1    Certification  of  chief  executive   officer  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2    Certification  of  chief  financial   officer  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed electronically herewith.
+ Management contract or compensatory plan or arrangement.

                                       17
================================================================================

                            SIGNATURES
                            ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANNTAYLOR, INC.


                                        By:  /s/J. Patrick Spainhour
                                             -------------------------
                                                J. Patrick Spainhour
                                                Chairman and Chief
                                                Executive Officer

Date: March 14, 2003
      ----------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Patrick Spainhour      Chairman and Chief Executive       March 14, 2003
------------------------         Officer                         --------------
    J. Patrick Spainhour                                               Date



/s/ Barry Erdos               Senior Executive Vice              March 14, 2003
------------------------         President, Chief Operating     --------------
    Barry Erdos                  Officer and Director                  Date



/s/ James M. Smith            Senior Vice President,             March 14, 2003
------------------------         Chief Financial Officer        --------------
    James M. Smith               Treasurer and Director                Date



/s/ Barbara K. Eisenberg      Senior Vice President,             March 14, 2003
------------------------         General Counsel, Secretary    --------------
    Barbara K. Eisenberg         and Director                          Date



/s/ Sallie A. DeMarsilis      Vice President and Controller      March 14, 2003
------------------------                                         --------------
    Sallie A. DeMarsilis                                               Date

                                       18
================================================================================

                           CERTIFICATION
                           -------------



I, J. Patrick Spainhour, certify that:

1. I have reviewed this annual report on Form 10-K of AnnTaylor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
      "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     March 14, 2003               /s/J. Patrick Spainhour
       ---------------------           -------------------------
                                          J. Patrick Spainhour
                                          Chairman and Chief Executive
                                          Officer

                                       19
================================================================================

                           CERTIFICATION
                           -------------



I, James M. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of AnnTaylor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
      "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 14, 2003                  /s/ James M. Smith
      ----------------                 --------------------
                                           James M. Smith
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer


                                       20
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------




                                                                    PAGE NO.
                                                                    --------

Independent Auditors' Report........................................    22

Consolidated Financial Statements:

     Consolidated Statements of Income for the fiscal years ended
       February 1, 2003, February 2, 2002 and February 3, 2001......    23

     Consolidated Balance Sheets as of February 1, 2003 and
       February 2, 2002.............................................    24

     Consolidated Statements of Stockholder's Equity for the
       fiscal years ended February 1, 2003, February 2, 2002
       and February 3, 2001.........................................    25

     Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and
       February 3, 2001.............................................    26

     Notes to Consolidated Financial Statements.....................    27

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 1, 2003 and February 2, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.


/s/  DELOITTE & TOUCHE LLP


Deloitte & Touche LLP
New York, New York
February 28, 2003

================================================================================

                           ANNTAYLOR, INC.
                           ---------------
                  CONSOLIDATED STATEMENTS OF INCOME
                  ---------------------------------
  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                           FEBRUARY 3, 2001






                                       FISCAL YEARS ENDED
                              -------------------------------------
                              FEBRUARY 1,  FEBRUARY 2,  FEBRUARY 3,
                                 2003          2002         2001
                                -------      -------      -------
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Net sales ................   $1,380,966   $1,299,573   $1,232,776
Cost of sales ............      633,473      651,808      622,036
                                -------      -------      -------
Gross margin .............      747,493      647,765      610,740
Selling, general and
  administrative expenses       612,479      576,584      501,460
Amortization of goodwill .         --         11,040       11,040
                                -------      -------      -------
Operating income .........      135,014       60,141       98,240
Interest income ..........        3,279        1,390        2,473
Interest expense .........        6,886        6,869        7,315
                                -------      -------      -------
Income before income taxes      131,407       54,662       93,398
Income tax provision .....       51,249       25,557       41,035
                                -------      -------      -------
    Net income ...........   $   80,158   $   29,105   $   52,363
                                =======      =======      =======









    See accompanying notes to consolidated financial statements.

                                       23
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
               FEBRUARY 1, 2003 AND FEBRUARY 2, 2002





                                                    FEBRUARY 1,   FEBRUARY 2,
                                                        2003         2002
                                                   ----------   ----------
                       ASSETS                        (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Current assets
  Cash and cash equivalents ....................   $  212,821   $   30,037
  Accounts receivable, net .....................       10,367       65,598
  Merchandise inventories ......................      185,484      180,117
  Prepaid expenses and other current assets ....       46,599       50,314
                                                   ----------   ----------
      Total current assets .....................      455,271      326,066
Property and equipment, net ....................      247,115      250,735
Goodwill, net ..................................      286,579      286,579
Deferred financing costs, net ..................        4,170        5,044
Other assets ...................................       17,691       14,742
                                                   ----------   ----------
      Total assets .............................   $1,010,826   $  883,166
                                                   ==========   ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable .............................   $   57,058   $   52,011
  Accrued salaries and bonus ...................       27,567       12,121
  Accrued tenancy ..............................       10,808       10,151
  Gift certificates and merchandise
      credits redeemable .......................       25,637       21,828
  Accrued expenses .............................       30,125       37,907
  Current portion of long-term debt ............         --          1,250
                                                   ----------   ----------
      Total current liabilities ................      151,195      135,268
Long-term debt, net ............................      121,652      118,280
Deferred lease costs and other liabilities .....       23,561       17,489

Stockholder's equity
  Common stock, $1.00 par value;
      1,000 shares authorized
      1 share issued and outstanding ...........            1            1
  Additional paid-in capital ...................      417,568      392,683
  Retained earnings ............................      296,849      219,445
                                                   ----------   ----------
      Total stockholder's equity ...............      714,418      612,129
                                                   ----------   ----------
      Total liabilities and stockholder's equity   $1,010,826   $  883,166
                                                   ==========   ==========



      See accompanying notes to consolidated financial statements.

                                       24
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
          -----------------------------------------------
 FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                          FEBRUARY 3, 2001
                           (IN THOUSANDS)


                                                    ADDITIONAL               TOTAL
                                           COMMON    PAID-IN    RETAINED   STOCKHOLDER'S
                                            STOCK    CAPITAL    EARNINGS     EQUITY
                                            ----   ---------   ---------    ---------
                                                         (IN THOUSANDS)
Balance at January 29, 2000 .............   $  1   $ 377,155   $ 138,466    $ 515,622
   Net income ...........................     --          --      52,363       52,363
   Parent company contributions .........     --       6,044         ---        6,044
                                            ----   ---------   ---------    ---------
Balance at February 3, 2001 .............      1     383,199     190,829      574,029
   Net income ...........................     --          --      29,105       29,105
   Parent company contributions (charges)     --       9,484        (489)       8,995
                                            ----   ---------   ---------    ---------
Balance at February 2, 2002 .............      1     392,683     219,445      612,129
   Net income ...........................     --          --      80,158       80,158
   Parent company contributions (charges)     --      24,885      (2,754)      22,131
                                            ----   ---------   ---------    ---------
Balance at February 1, 2003 .............   $  1   $ 417,568   $ 296,849    $ 714,418
                                            ====   =========   =========    =========



      See accompanying notes to consolidated financial statements.


                                       25
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------
 FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND
                          FEBRUARY 3, 2001


                                                   FISCAL YEARS ENDED
                                          -------------------------------------
                                          FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,
                                             2003           2002       2001
                                            -------       ------        ------
                                                      (IN THOUSANDS)

Operating activities:
   Net income ..........................  $  80,158    $  29,105     $  52,363
   Adjustments to reconcile net
     income to net cash provided
     by operating activities
       Amortization of deferred
           compensation.................      5,931        1,841         1,133
       Amortization of goodwill ........       --         11,040        11,040
       Deferred income taxes ...........     12,008       (5,115)       (3,864)
       Depreciation and amortization ...     47,687       43,529        35,033
       Gain on sale of proprietary
           credit card .................     (2,095)        --            --
       Loss on disposal and write-down
           of property
           and equipment ...............      1,384        9,483         1,884
       Non-cash interest ...............      4,261        4,140         4,247
       Provision for loss on accounts
           receivable ..................       --          1,443         1,154
       Changes in assets and liabilities:
         Accounts receivable ...........       (475)      (8,750)         (457)
         Merchandise inventories .......     (5,367)      (9,486)      (30,605)
         Prepaid expenses and other
            current assets .............       (898)       6,948       (12,106)
         Other non-current assets and
            liabilities, net ...........     (4,272)      (2,303)       (3,918)
         Accounts payable and accrued
            expenses ...................     17,177       (4,277)       20,721
                                            -------       ------        ------
   Net cash provided by
         operating activities ..........    155,499       77,598        76,625
                                            -------       ------        ------
Investing activities:
   Proceeds from sale of proprietary
         credit card ...................     57,800          ---           ---
   Purchases of property and equipment .    (45,450)     (83,693)      (83,310)
                                            -------       ------        ------
   Net cash provided (used) by
         investing activities ..........     12,350      (83,693)      (83,310)
                                            -------       ------        ------
Financing activities:
   Parent company activity .............     16,200        7,154         4,911
   Payment of financing costs ..........        (15)      (1,583)          (45)
   Payments on mortgage ................     (1,250)      (1,401)       (1,300)
                                            -------       ------        ------
   Net cash provided by financing
         activities ....................     14,935        4,170         3,566
                                            -------       ------        ------
Net increase (decrease) in cash ........    182,784       (1,925)       (3,119)
Cash, beginning of year ................     30,037       31,962        35,081
                                            -------       ------        ------
Cash, end of year ......................  $ 212,821    $  30,037     $  31,962
                                            =======       ======        ======

Supplemental disclosures
   of cash flow information:
   Cash paid during the year
         for interest ..................  $   1,307    $   2,504     $   2,418
                                            =======       ======        ======
   Cash paid during the year
         for income taxes ..............  $  40,088    $  19,170     $  43,393
                                            =======       ======        ======


    See accompanying notes to consolidated financial statements.

                                       26
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AnnTaylor, Inc. (the "Company" or "Ann Taylor") is a leading national specialty retailer of better quality women's apparel, shoes and accessories sold principally under the Ann Taylor and Ann Taylor Loft brand names. Its principal market consists of the United States. The Company sells its products through traditional retail stores and over the Internet through its Online Store.

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


REVENUE RECOGNITION

      The Company records revenue as merchandise is sold to clients. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise.  Prior  to  their  redemption,  the  certificates  are recorded as a liability. Amounts related to shipping and handling billed to clients in a sales transaction are classified as revenue and the costs related to shipping product to clients (billed and unbilled) are classified as cost of goods sold. Reserves for estimated discounts, returns and allowances are provided when sales are recorded.


CASH AND CASH EQUIVALENTS

      Cash and short-term highly liquid investments with original maturity dates of three months or less are considered cash or cash equivalents.


MERCHANDISE INVENTORIES

      Merchandise inventories are valued at the lower of average cost or market, at the individual item level.


                                       27
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

      Cost of sales is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third party suppliers to the Company's distribution center.


STORE PRE-OPENING COSTS

      Non-capital expenditures, such as advertising and payroll costs incurred prior to the opening of a new store are charged to expense in the period they are incurred.


PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

       Building...........................40 years
       Leasehold improvements.............3-10 years or term of
       lease, if shorter
       Furniture, fixtures and equipment..2-10 years
       Software...........................5 years


DEFERRED RENT OBLIGATIONS

      Rent expense under non-cancelable operating leases with scheduled rent increases and landlord incentives is accounted for on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability.


DEFERRED FINANCING COSTS

      Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization at February 1, 2003 and February 2, 2002 was $4,458,000 and $3,569,000, respectively.


FINANCE SERVICE CHARGE INCOME

      Income from finance service charges relating to customer receivables, which is deducted from selling, general and administrative expenses, amounted to $1,820,000, $9,354,000 and $8,614,000 in Fiscal 2002, Fiscal 2001, and Fiscal 2000,
respectively.

      On February 4, 2002, the Company sold its proprietary credit card portfolio to World Financial Network National Bank. The associated gain of $2,095,000 is reported in selling, general and administrative expenses in the Consolidated Statements of Income. In connection with the sale, the Company contracted with Alliance Data Systems ("ADS") to provide private label credit card services to proprietary Ann Taylor credit card clients. ADS pays the Company a percentage of all collected finance charges.

                                       28
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER LONG-LIVED ASSETS

     ATSC acquired Ann Taylor in a leveraged buyout in 1989. As a result of that transaction, $380,250,000, representing the excess of the allocated purchase price over the fair value of the Ann
Taylor's net assets, was recorded as goodwill and has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 40 year life. In addition, as a result of the September 1996 acquisition of the operations that became the Company's sourcing division, $38,430,000 of goodwill was recorded and has been amortized on a straight-line basis through the end of Fiscal 2001 using an assumed 25 year life. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on February 3, 2002. SFAS No.142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performed impairment testing which considered the Company's net discounted future cash flows to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill was necessary, and concluded that there was no such impairment loss at February 1, 2003. This will be reevaluated annually, or more frequently if necessary, using similar testing. In the case of long-lived tangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be considered. Management's estimate of future cash flows is based on historical experience, knowledge, and market data.

   Net  Income,   adjusted  to  exclude  the  after-tax  effect  of
goodwill amortization, was $39,750,000 and $63,005,000, for Fiscal 2001 and Fiscal 2000, respectively.

ADVERTISING

      Costs associated with the production of advertising, such as printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first takes place. Costs of direct mail catalogs and postcards are expensed when the advertising arrives in clients' homes. Advertising costs were $30,600,000, $34,000,000 and $32,000,000 in Fiscal 2002, 2001 and 2000, respectively.


 INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets will be realized in the future. Under the asset and liability method, deferred tax assets and liabilities are recognized, and income or expense is recorded, for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company and its domestic subsidiaries file a consolidated Federal income tax return, while the Company's foreign subsidiaries file in their respective local jurisdictions.

                                       29
================================================================================

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


SEGMENTS

      The   Company's   brands  have  been   aggregated   into  one
reportable   segment,   given  the   similarity   of  the  economic
characteristics between the operations represented by its brands.


COMPREHENSIVE INCOME

      SFAS No. 130, "Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners and distributions to owners. For all years presented, there are no material items requiring separate disclosure in accordance with this statement.


RECLASSIFICATION

      Certain Fiscal 2001 and Fiscal 2000 amounts have been reclassified to conform to the Fiscal 2002 presentation.


RECENT ACCOUNTING PRONOUNCEMENTS

      Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 has had no impact on the Company's consolidated financial statements.

                                       30
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In  November  2002,  the  FASB  issued  FASB   Interpretation
("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others". FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the
obligation  undertaken  in  issuing  the  guarantee.   The  initial
recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company's consolidated financial statements.


                                       31
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


2.  LONG-TERM DEBT

      The following table summarizes long-term debt outstanding at February 1, 2003 and February 2, 2002:

                                    FEBRUARY 1, 2003       FEBRUARY 2, 2002
                                  ---------------------  ---------------------
                                  CARRYING   ESTIMATED   CARRYING   ESTIMATED
                                   AMOUNT    FAIR VALUE    AMOUNT   FAIR VALUE
                                   -------     -------     -------    -------
                                                (IN THOUSANDS)
Mortgage ..................       $    ---    $    ---    $  1,250   $  1,250
Note Payable to ATSC, net .        121,652     121,652     118,280    118,280
                                   -------     -------     -------    -------
       Total debt .........        121,652     121,652     119,530    119,530
Less current portion ......            ---         ---       1,250      1,250
                                   -------     -------     -------    -------
       Total long-term debt       $121,652    $121,652    $118,280   $118,280
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

      On April 30, 2001, the Company entered into an Amended and Restated $175,000,000 senior secured revolving Credit Facility (the "Credit Facility") with Bank of America N.A. and a syndicate of lenders. This Credit Facility was amended on December 20, 2001 and on August 29, 2002 to adjust certain ratio provisions, and amend certain definitions used in the calculation of ratios required in the Credit Facility. The Credit Facility matures on April 29, 2004.

      Maximum availability for loans and letters of credit under the Credit Facility is governed by a monthly borrowing base, determined by the application of specified advance rates against certain eligible assets. Based on this calculation, the maximum amount available for loans and letters of credit under the Credit Facility at February 1, 2003 was $175,000,000. Commercial and standby letters of credit outstanding under the Credit Facility as of February 1, 2003 were approximately $97,114,000. Loans outstanding under the Credit Facility at any time may not exceed $75,000,000. In addition, the Credit Facility requires that the outstanding loan balance be reduced to zero for a 30-day period each calendar year. There were no loans outstanding at any time during fiscal 2002.

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

                                       32
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


2.  LONG-TERM DEBT (CONTINUED)

      During Fiscal 1999, the Company issued a promissory note, as amended, to ATSC, in an aggregate of $199,072,000 principal amount at maturity (the "Note Payable to ATSC"). The Note Payable to ATSC was issued by the Company for value received and has interest and payment terms substantially similar to the terms of the Convertible Debentures Due 2019 ("Convertible Debentures") that were issued in 1999 by ATSC. ATSC has pledged the Note Payable to ATSC to the lenders under the Company's Credit Facility as collateral for ATSC's guarantee of the Company's performance of its obligations under the Credit Facility.

      During Fiscal 2002, the seven year mortgage loan related to the Company's distribution center land and building in Louisville, Kentucky was paid in full. The Company and its wholly owned subsidiary, AnnTaylor Distribution Services, Inc., were parties to the $7,000,000 seven-year mortgage loan.


3.  PREFERRED SECURITIES

      In April and May of Fiscal 1996, ATSC completed the sale of an aggregate of $100,625,000 of 8-1/2% Company-Obligated Mandatorily
Redeemable   Convertible   Preferred   Securities  (the  "preferred
securities") issued by its financing vehicle, AnnTaylor Finance Trust, a Delaware business trust (the "Trust"). On June 29,
1999,  the  Trust  redeemed  all  of  the   outstanding   preferred
securities.  All but  $100,000  of the  liquidation  amount  of the
preferred   securities   was  tendered  for   conversion   into  an
aggregate of 7,675,076 shares of ATSC common stock prior to the redemption date, at a conversion price of $13.10 per share of ATSC common stock, or 3.817 shares of ATSC common stock per $50
liquidation   amount  of  the   security.   Holders  of   preferred
securities that were not tendered for conversion received 105.95% of the liquidation amount of the preferred securities redeemed, plus accrued distributions.


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      As a  result  of the  February  2002  sale  of the  Company's proprietary credit card portfolio, as further described in Note 1, the Company no longer maintains an allowance for doubtful accounts, since the balance in accounts receivable at February 1, 2003 represents credit card accounts receivable due from third-party processors. A summary of activity in the allowance for doubtful accounts for the fiscal years ended February 2, 2002 and February 3, 2001 is as follows:

                                                       FISCAL YEARS ENDED
                                                    -------------------------
                                                    FEBRUARY 2,   FEBRUARY 3,
                                                        2002         2001
                                                       ------       ------
                                                          (IN THOUSANDS)
      Balance at beginning of year.............      $   621      $   666
      Provision for loss on accounts receivable        1,443        1,154
      Accounts written off.....................       (1,501)      (1,199)
                                                      ------       ------
      Balance at end of year...................      $   563      $   621
                                                      ======       ======
                                       33
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


5.  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company occupies its retail stores and administrative facilities under operating leases, most of which are non-cancelable. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Some leases also contain early termination options, which can be exercised by the Company under specific conditions. Most of the store leases require payment of a specified minimum rent, plus a contingent rent based on a percentage of the store's net sales in excess of a specified threshold. In addition, most of the leases require payment of real estate taxes, insurance and certain common area and
maintenance   costs  in  addition  to  the  future   minimum  lease
payments shown below.

      Future minimum lease payments under non-cancelable operating leases as of February 1, 2003 are as follows:

      FISCAL YEAR                           (IN THOUSANDS)
      -----------
       2003..................................$   145,759
       2004..................................    144,982
       2005..................................    136,510
       2006..................................    115,689
       2007..................................    106,621
       2008 and thereafter...................    386,832
                                             -----------
       Total.................................$ 1,036,393
                                             ===========

      Rent expense for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 was as follows:

                                               FISCAL YEARS ENDED
                                 ----------------------------------------------
                                 FEBRUARY 1,       FEBRUARY 2,      FEBRUARY 3,
                                     2003             2002              2002
                                   --------         --------         --------
                                                (IN THOUSANDS)

     Minimum rent ..............   $123,322         $107,858         $ 91,482
     Percentage rent............      1,617            2,006            3,534
                                   --------         --------         --------
          Total ................   $124,939         $109,864         $ 95,016
                                   ========         ========         ========


OTHER

      The Company is party to a 3-year contract for services to provide training to store associates, and maintenance and support for related software. Payments under this contract total $6,500,000 in each of Fiscal 2003 and Fiscal 2004, and $5,000,000 in Fiscal 2005.

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


                                       34
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


6.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                               FISCAL YEARS ENDED
                                       ----------------------------------
                                       FEBRUARY 1, 2003  FEBRUARY 2, 2002
                                       ----------------  ----------------
                                                 (IN THOUSANDS)
Land and building ..................      $ 10,040        $    9,415
Leasehold improvements .............       171,404           161,210
Furniture and fixtures .............       277,917           246,731
Construction in progress ...........        19,134            20,181
                                           -------           -------
                                           478,495           437,537
Less accumulated depreciation
    and amortization ...............       231,380           186,802
                                           -------           -------
    Net property and equipment......      $247,115          $250,735
                                          ========          ========


7.  INCOME TAXES

      The provision for income taxes for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 consists of the following:

                                           FISCAL YEARS ENDED
                                    -----------------------------------
                                    FEBRUARY 1, FEBRUARY 2, FEBRUARY 3,
                                       2003       2002         2001
                                      ------     ------       ------
                                             (IN THOUSANDS)
    Federal:
     Current.......................  $32,959    $27,492     $38,082
     Deferred......................   10,467     (4,359)     (3,047)
                                      ------     ------      ------
       Total federal...............   43,426     23,133      35,035
                                      ------     ------      ------
    State and local:
     Current.......................    5,726      2,589       6,476
     Deferred......................    1,569       (756)       (817)
                                      ------     ------      ------
       Total state and local.......    7,295      1,833       5,659
                                      ------     ------      ------
    Foreign:
     Current.......................      577        591         471
     Deferred......................      (49)       ---        (130)
                                      ------     ------      ------
       Total foreign...............      528        591         341
                                      ------     ------      ------
     Total.........................  $51,249    $25,557     $41,035
                                      ======     ======      ======


      The reconciliation between the provision for income taxes and the provision for income taxes at the federal statutory rate for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 is as follows:

                                                   FISCAL YEARS ENDED
                                          -------------------------------------
                                          FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,
                                             2003           2002         2001
                                          ---------     ---------     ---------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)

Income before income taxes ............   $ 131,407     $  54,662     $  93,398
Federal statutory rate ................          35%           35%           35%
                                          ---------     ---------     ---------
Provision for income
   taxes at federal statutory rate ....   $  45,993     $  19,132     $  32,689
State and local income taxes,
   net of federal income tax benefit ..       5,364         2,916         4,751
Non-deductible amortization of goodwill         ---         3,500         3,500
Earnings of foreign subsidiaries ......         (89)           29            78
Other .................................         (19)          (20)           17
                                          ---------     ---------     ---------
Provision for income taxes ............   $  51,249     $  25,557     $  41,035
                                          =========     =========     =========

                                       35
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


7.  INCOME TAXES (CONTINUED)

      The  tax  effects  of   significant   items   comprising  the
Company's deferred tax assets as of February 1, 2003 and February 2, 2002 are as follows:

                                       FEBRUARY 1, 2003  FEBRUARY 2, 2002
                                       ----------------  ---------------
                                                 (IN THOUSANDS)
    Current:
     Inventory............................  $  5,585         $ 5,929
     Accrued expenses.....................     2,540           6,666
     Real estate..........................    (2,928)         (2,819)
                                             -------          ------
    Total current.........................  $  5,197         $ 9,776
                                             =======          ======
    Noncurrent:
     Accrued expenses.....................  $  1,108         $   ---
     Depreciation and amortization........   (10,282)        (1,970)
     Rent expense.........................     6,950           6,057
     Other................................      (332)            765
                                             -------          ------
    Total noncurrent......................  $ (2,556)        $ 4,852
                                             =======          ======

      Income taxes provided reflect the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered permanently reinvested, which at February 1, 2003 amounted to approximately $7,008,000. However, if these earnings were not considered permanently reinvested, under current law, the incremental tax on such undistributed earnings would be approximately $2,161,000.


 8. RETIREMENT PLANS

SAVINGS PLAN

      The Company maintains a defined contribution 401(k) savings plan for substantially all full-time employees of the Company and its subsidiaries. Participants may contribute to the plan an aggregate of up to 10% of their annual earnings. The Company makes a matching contribution of 50% with respect to the first 3% of each participant's annual earnings contributed to the plan. The Company's contributions to the plan for Fiscal 2002, Fiscal 2001 and Fiscal 2000 were $972,000, $950,000 and $792,000, respectively.


PENSION PLAN

      Substantially all full-time employees of the Company are covered under a noncontributory defined benefit pension plan, which calculates benefits based on a career average formula. The Company's funding policy for the plan is to contribute annually the amount necessary to provide for benefits based on accrued service and projected pay increases. Plan assets consist primarily of cash, equity and fixed income securities.

      The Company's funding obligations and liability under the terms of the plan are determined using certain actuarial assumptions, including a discount rate of 6.75% and an expected long-term rate of return on plan assets of 8.5%. The discount rate selected was determined based on the change in the Moody's Aa corporate bond yields, which have decreased by 59 basis points over the course of Fiscal 2002. On this basis, the discount rate utilized was adjusted from 7.50% at February 2, 2002 to 6.75% at February 1, 2003. The market-related value of plan assets for determining pension expense is equal to the fair value of plan assets, recognizing gains or losses as they occur. Plan assets


                                       36
================================================================================

                          ANNTAYLOR, INC.
                          ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


8. RETIREMENT PLANS

PENSION PLAN (CONTINUED)

as of February 1, 2003 are allocated  50% in equities,  33% in bond
related  funds and 17% in short-term  investments.   For  purposes
of developing long-term rates of return, it was assumed that the short-term investments were reallocated to equities, yielding assumed long-term rates of return of 10% and 6% for equities
and  bond-related   funds, respectively.  In  selecting an expected
long-term  rate of return on  plan  assets, consideration  was given
to  the   Company's historical  annual rate of return over a  7-year period, which averaged 8.8% per year. In light of this, and in view of current market conditions, the expected long-term rate of return on plan assets utilized was reduced from 9.0% for the fiscal year ended February 1, 2003 to 8.5% for the fiscal year ending January 31, 2004.

      The following table provides information for the pension plan at February 1, 2003, February 2, 2002 and February 3, 2001:

                                                    FISCAL YEARS ENDED
                                          --------------------------------------
                                          FEBRUARY 1,   FEBRUARY 2,  FEBRUARY 3,
                                              2003         2002          2001
                                           --------      --------      --------
                                                       (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation,
  beginning of year ..................     $  9,023      $  6,782      $  4,954
Service cost .........................        2,116         1,524         1,206
Interest .............................          735           523           442
Actuarial loss .......................        2,458         1,458           879
Benefits paid ........................       (1,422)       (1,264)         (699)
                                           --------      --------      --------
Benefit obligation,
  end of year ........................     $ 12,910      $  9,023      $  6,782
                                           ========      ========      ========
Change in plan assets:
Fair value of plan assets,
  beginning of year ..................     $  9,127      $  9,644      $  9,489
Actual return on plan assets .........       (1,339)       (1,091)          854
Employer contribution ................        9,522         1,838          --
Benefits paid ........................       (1,422)       (1,264)         (699)
                                           --------      --------      --------
Fair value of plan assets,
   end of year .......................     $ 15,888      $  9,127      $  9,644
                                           ========      ========      ========
Funded status (fair value
  of plan assets less
  benefit obligation) ................     $  2,978      $    104      $  2,862
Unrecognized net actuarial
  (gain) loss ........................        7,268         2,710          (763)
Unrecognized prior service
  cost ...............................           44            51            57
                                           --------      --------      --------
Prepaid benefit cost .................     $ 10,290      $  2,865      $  2,156
                                           ========      ========      ========



      Net pension cost includes the following components:

                                                      FISCAL YEARS ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 2, FEBRUARY 3,
                                                  2003       2002        2001
                                                -------     -------     -------
                                                         (IN THOUSANDS)

Service cost ...............................    $ 2,116     $ 1,524     $ 1,206
Interest cost ..............................        735         523         442
Expected return on assets ..................     (1,021)       (924)       (831)
Amortization of prior losses (gains) .......        261        --            (1)
Amortization of prior service cost .........          6           6           6
                                                -------     -------     -------
Net periodic pension cost ..................    $ 2,097     $ 1,129     $   822
                                                =======     =======     =======
                                       37
================================================================================

                           ANNTAYLOR, INC.
                           ---------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
      -------------------------------------------------------


8. RETIREMENT PLANS (CONTINUED)

PENSION PLAN (CONTINUED)

      For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, the following actuarial assumptions were used:

                                                   FISCAL YEARS ENDED
                                            ----------------------------------
                                            FEBRUARY 1, FEBRUARY 2,FEBRUARY 3,
                                               2003        2002       2001
                                               ----        ----       ----

Discount rate...............................   7.50%       7.75%      8.25%
Long-term rate of return on assets..........   9.00%       9.00%      9.00%
Rate of increase in future compensation.....   4.00%       4.00%      4.00%