Form 10-Q
period 2003-05-03
ANNTAYLOR INC
filed 2003-06-13
CIK 850090

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003



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
                                              ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No  |X|.
                                             ---       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
           Class                                     May 30, 2003
           -----                                     ------------
  COMMON STOCK, $1.00 PAR VALUE                          1
  -----------------------------                          -

      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

================================================================================

                         INDEX TO FORM 10-Q
                         ------------------





                                                                  PAGE NO.
                                                                  --------
   PART I.  FINANCIAL INFORMATION
   -------  ---------------------

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Income
                 for the Quarters Ended May 3, 2003 and
                 May 4, 2002.........................................  3
               Condensed Consolidated Balance Sheets at
                 May 3, 2003 and February 1, 2003....................  4
               Condensed Consolidated Statements of Cash Flows
                 for the Quarters Ended May 3, 2003 and
                 May 4, 2002.........................................  5
               Notes to Condensed Consolidated Financial Statements..  6

      Item 2.  Management's Discussion and Analysis of Results
                 of Operations.......................................  8

      Item 4.  Controls and Procedures............................... 11


   PART II. OTHER INFORMATION
   -------  -----------------

      Item 6.  Exhibits and Reports on Form 8-K...................... 12


   SIGNATURES........................................................ 13

   CERTIFICATIONS.................................................... 14

   EXHIBIT INDEX..................................................... 18

================================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.    FINANCIAL STATEMENTS


                                ANNTAYLOR, INC.
                                ---------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
              FOR THE QUARTERS ENDED MAY 3, 2003 AND MAY 4, 2002
                                  (UNAUDITED)


                                                         QUARTERS ENDED
                                                     ------------------------
                                                     MAY 3, 2003  MAY 4, 2002
                                                     -----------  -----------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)

Net sales .........................................    $352,017     $345,392
Cost of sales .....................................     163,002      158,829
                                                        -------      -------

Gross margin ......................................     189,015      186,563
Selling, general and administrative expenses ......     158,618      151,081
                                                        -------      -------

Operating income ..................................      30,397       35,482

Interest income ...................................         688          516
Interest expense ..................................       1,694        1,699
                                                        -------      -------

Income before income taxes ........................      29,391       34,299

Income tax provision ..............................      11,463       13,377
                                                        -------      -------

   Net income .....................................    $ 17,928     $ 20,922
                                                        =======      =======


    See accompanying notes to condensed consolidated financial statements.

                                      -3-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       MAY 3, 2003 AND FEBRUARY 1, 2003
                                  (UNAUDITED)




                                                          MAY 3,     FEBRUARY 1,
                                                           2003         2003
                                                      ----------    ----------
                       ASSETS                                (IN THOUSANDS)
Current assets
  Cash and cash equivalents ........................  $  188,274    $  212,821
  Accounts receivable, net .........................      20,436        10,367
  Merchandise inventories ..........................     196,401       185,484
  Prepaid expenses and other current assets ........      53,975        46,599
                                                      ----------    ----------
      Total current assets .........................     459,086       455,271
Property and equipment, net ........................     242,948       247,115
Goodwill, net ......................................     286,579       286,579
Deferred financing costs, net ......................       3,949         4,170
Other assets .......................................      16,996        17,691
                                                      ----------    ----------
      Total assets .................................  $1,009,558    $1,010,826
                                                      ==========    ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable .................................  $   62,003    $   57,058
  Accrued expenses .................................      79,170        94,137
                                                      ----------    ----------
      Total current liabilities ....................     141,173       151,195

Note payable to AnnTaylor Stores Corporation .......     122,515       121,652
Deferred lease costs and other liabilities .........      26,075        23,561


Stockholder's equity
  Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding ................           1             1
  Additional paid-in capital .......................     405,657       417,568
  Retained earnings ................................     314,137       296,849
                                                      ----------    ----------
      Total stockholder's equity ...................     719,795       714,418
                                                      ----------    ----------
      Total liabilities and stockholder's equity ...  $1,009,558    $1,010,826
                                                      ==========    ==========



       See accompanying notes to condensed consolidated financial statements.

                                      -4-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
               FOR THE QUARTERS ENDED MAY 3, 2003 AND MAY 4, 2002
                                  (UNAUDITED)


                                                          QUARTERS ENDED
                                                     -------------------------
                                                     MAY 3, 2003   MAY 4, 2002
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Operating activities:
  Net income ......................................   $  17,928    $  20,922
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Amortization of deferred compensation .........         780        1,391
    Deferred income taxes .........................         231          ---
    Depreciation and amortization .................      12,649       11,730
    Gain on sale of proprietary credit
      card accounts receivable ....................        --         (2,095)
    Loss on disposal of property and equipment ....         552          306
    Non-cash interest .............................       1,084        1,056
    Changes in assets and liabilities:
      Receivables .................................     (10,069)      (5,277)
      Merchandise inventories .....................     (10,917)       7,842
      Prepaid expenses and other current assets ...      (6,808)         396
      Accounts payable and accrued expenses .......     (10,022)      (1,237)
      Other non-current assets and liabilities, net       2,411        1,703
                                                      ---------    ---------
  Net cash provided (used) by operating activities       (2,181)      36,737
                                                      ---------    ---------
Investing activities:
  Purchases of property and equipment .............      (9,035)     (11,045)
  Net proceeds from sale of proprietary
      credit card accounts receivable .............        --         57,800
                                                      ---------    ---------
  Net cash provided (used) by investing activities       (9,035)      46,755
                                                      ---------    ---------
Financing activities:
  Payments on mortgage ............................         ---       (1,250)
  Payment of financing costs ......................         ---          (14)
  Parent company activity .........................     (13,331)      12,243
                                                      ---------    ---------
  Net cash provided (used) by financing activities      (13,331)      10,979
                                                      ---------    ---------
Net increase (decrease) in cash ...................     (24,547)      94,471
Cash and cash equivalents, beginning of period ....     212,821       30,037
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 188,274    $ 124,508
                                                      =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ........   $     301    $     354
                                                      =========    =========
  Cash paid during the period for income taxes ....   $   1,022    $   2,581
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

      The results of operations for the 2003 interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year.

      The February 1, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor, Inc. ("the Company").

      Detailed footnote information is not included for the quarters ended May 3, 2003 and May 4, 2002. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in its Fiscal 2002 Annual Report on Form 10-K.


2.  LONG-TERM DEBT
--  --------------

      The Company had $122,515,000 in long-term debt outstanding at May 3, 2003 in the form of a Note Payable to AnnTaylor Stores Corporation.



3.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

      On May 15, 2003 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150, and does not believe that it will have an impact on the Company's consolidated financial statements.

                                      -6-
================================================================================

                                ANNTAYLOR, INC.
                                ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)



3.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--    --------------------------------------------

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management is currently evaluating the provisions of SFAS No. 149, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management has determined FIN No. 46 will have no impact on the Company's consolidated financial statements.


                                      -7-
================================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                    QUARTERS ENDED
                                               --------------------------
                                               MAY 3, 2003    MAY 4, 2002
                                               -----------    -----------
    Number of Stores:
       Open at beginning of period...............  584             538
       Opened during period......................   18              13
       Expanded or remodeled during period*......    1             ---
       Closed during period......................  ---             ---
       Open at end of period.....................  602             551
    Type of Stores Open at End of Period:
       Ann Taylor stores.........................  351             343
       Ann Taylor Loft stores....................  224             188
       Ann Taylor Factory stores.................   27              20

    ----------------------
    * Expanded stores are excluded from comparable store sales for the first year following expansion.


QUARTER ENDED MAY 3, 2003 COMPARED TO QUARTER ENDED MAY 4, 2002

      The Company's net sales in the first quarter of fiscal 2003 increased to $352,017,000 from $345,392,000 in the first quarter of fiscal 2002, an increase of $6,625,000, or 1.9 percent. By division, net sales for the first quarter of 2003, were $201,326,000 for Ann Taylor and $119,923,000 for Ann Taylor Loft. The overall sales increase was primarily the result of an increase in the number of stores open as compared to last year. Comparable store sales for the first quarter of fiscal 2003 decreased 6.5 percent, compared to an increase of 0.1 percent in the first quarter of fiscal 2002. Comparable store sales by division were down 8.1 percent for Ann Taylor and down 2.8 percent for Ann Taylor Loft. Management believes that the decrease in comparable store sales was, in part, the result of client dissatisfaction with certain of the Company's product offerings and merchandise assortment available in Ann Taylor stores.

      Gross margin as a percentage of net sales decreased slightly to 53.7 percent in the first quarter of fiscal 2003, compared to 54.0 percent in the first quarter of fiscal 2002.

                                      -8-
================================================================================

      Selling, general and administrative expenses were $158,618,000, or 45.1 percent of net sales, in the first quarter of fiscal 2003, compared to $151,081,000, or 43.7 percent of net sales, in the first quarter of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of an overall deleveraging of expenses due to negative comparable store sales, and higher tenancy and new store operations expenses. These increases were partially offset by a decrease in the provision for management performance bonus. Additionally, 2002 was favorably impacted by the $2,095,000 gain on the sale of the Ann Taylor proprietary credit card.

      As a result of the foregoing factors, the Company had operating income of $30,397,000, or 8.6 percent of net sales, in the first quarter of fiscal 2003, compared to $35,482,000, or 10.3 percent of net sales, in the first quarter of fiscal 2002.

      Interest income was $688,000 in the first quarter of fiscal 2003, compared to $516,000 in the first quarter of fiscal 2002. The increase is attributable to higher cash on hand, partially offset by lower interest rates.

      Interest expense was $1,694,000 in the first quarter of fiscal 2003, compared to $1,699,000 in the first quarter of fiscal 2002.

      The income tax provision was $11,463,000, or 39 percent of income before income taxes, in the first quarter of fiscal 2003, compared to $13,377,000, or 39 percent of income before income taxes, in the first quarter of fiscal 2002.

      As a result of the foregoing factors, the Company had net income of $17,928,000, or 5.1 percent of net sales, for the first quarter of fiscal 2003, compared to $20,922,000, or 6.1 percent of net sales, for the first quarter of fiscal 2002.

                                      -9-
================================================================================

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURES

      Sections of this Quarterly Report on Form 10-Q, including the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements may use the words "expect", "anticipate", "plan", "intend", "project", "believe" and similar expressions. These forward-looking statements reflect the Company's current expectations concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including failure by the Company to predict accurately client fashion preferences; decline in the demand for merchandise offered by the Company; competitive influences; changes in levels of store traffic or consumer spending habits; effectiveness of the Company's brand awareness and marketing programs; general economic conditions or a downturn in the retail industry; the inability of the Company to locate new store sites or negotiate favorable lease terms for additional stores or for the expansion of existing stores; lack of sufficient consumer interest in the Company's Online Store; a significant change in the regulatory environment applicable to the Company's business; an increase in the rate of import duties or export quotas with respect to the Company's merchandise; financial or political instability in any of the countries in which the Company's goods are manufactured; the potential impact of health concerns relating to severe acute respiratory syndrome, particularly on manufacturing operations of the Company's vendors in Asia and elsewhere; acts of war or terrorism in the United States or worldwide; work stoppages, slowdowns or strikes; and other factors set forth in the Company's filings with the SEC. The Company does not assume any obligation to update or revise any forward-looking statements at any time for any reason.


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

================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a)   Exhibits:

         Number     Description
         ------     -----------

          10.1 First Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 11, 2003. Incorporated by reference to
                    Exhibit 10.1 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

          10.2 Employment Agreement, dated as of March 28, 2003, between AnnTaylor Stores Corporation and Jerome Jessup. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

          10.3      AnnTaylor  Stores  Corporation  2003 Equity  Incentive Plan.

                    Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

          99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)   Reports on Form 8-K:

          The following reports on Form 8-K were filed during the quarter covered by this report:

                 DATE OF REPORT     ITEM(S) REPORTED
                 --------------     ----------------
                    2/6/2003        Item 5 and Item 7
                    3/11/2003       Item 5 and Item 7
                    4/10/2003       Item 7 and Item 9

The report on Form 8-K dated March 11, 2003 included the Condensed Consolidated Statements of Operations for the quarters and fiscal years ended February 1, 2003 and February 2, 2002 and Condensed Consolidated Balance Sheets at February 1, 2003 and February 2, 2002 of AnnTaylor Stores Corporation.
                                      -12-
================================================================================

                                SIGNATURES
                                ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR, INC.


Date:  June 13, 2003                By:/s/J. Patrick Spainhour
      -----------------------          ------------------------------
                                          J. Patrick Spainhour
                                          Chairman and Chief Executive
                                          Officer




Date:  June 13, 2003                By:/s/James M. Smith
      -----------------------          ------------------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer

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



Date:  June 13, 2003                  /s/J. Patrick Spainhour
      ----------------------          ------------------------------
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


Date:   June 13, 2003                  /s/James M. Smith
      ----------------------           -------------------------------
                                          James M. Smith
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer

                                      -17-
================================================================================

Exhibit Index
-------------

Exhibit
Number     Description
------     -----------

10.1 First Amendment to the AnnTaylor Stores Corporation 2002 Stock Option and Restricted Stock and Unit Award Plan, effective as of March 11, 2003. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

10.2 Employment Agreement, dated as of March 28, 2003, between AnnTaylor Stores Corporation and Jerome Jessup. Incorporated by reference to
           Exhibit 10.2 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

10.3 AnnTaylor Stores Corporation 2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of AnnTaylor Stores Corporation for the Quarter ended May 3, 2003, filed on June 13, 2003.

99.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.