Form 10-Q
period 2003-08-02
ANNTAYLOR INC
filed 2003-09-12
CIK 850090

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003


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
                                              ---   ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No |X|.
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding as of
          Class                                   August 29, 2003
          -----                                   ---------------
COMMON STOCK, $1.00 PAR VALUE                              1
-----------------------------                              -

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

================================================================================

                                INDEX TO FORM 10-Q
                                ------------------







                                                                      PAGE NO.
                                                                      --------
  PART I.  FINANCIAL INFORMATION
  ------------------------------

     Item 1. Financial Statements

             Condensed Consolidated Statements of Income
               for the Quarters and Six Months Ended August 2, 2003
               and August 3, 2002........................................ 3
             Condensed Consolidated Balance Sheets at
               August 2, 2003 and February 1, 2003....................... 4
             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended August 2, 2003 and
               August 3, 2002............................................ 5
             Notes to Condensed Consolidated Financial Statements........ 6

     Item 2. Management's Discussion and Analysis of Results of
               Operations................................................ 8

     Item 4. Controls and Procedures.....................................11


  PART II. OTHER INFORMATION
  --------------------------

     Item 6. Exhibits and Reports on Form 8-K............................12


  SIGNATURES    .........................................................13
  ----------

  EXHIBIT INDEX .........................................................14
  -------------

================================================================================

                           PART I. FINANCIAL INFORMATION
                           -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                                  ANNTAYLOR, INC.
                                  ---------------
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------
      FOR THE QUARTERS AND SIX MONTHS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                    (UNAUDITED)




                                        QUARTERS ENDED       SIX MONTHS ENDED
                                     --------------------   --------------------
                                     AUGUST 2,  AUGUST 3,   AUGUST 2,  AUGUST 3,
                                       2003       2002        2003       2002
                                     -------     -------     -------    -------
                                                  (IN THOUSANDS)

Net sales ......................    $390,207    $343,143    $742,224    $688,535
Cost of sales ..................     187,646     161,965     350,648     320,794
                                     -------     -------     -------     -------

Gross margin ...................     202,561     181,178     391,576     367,741
Selling, general and
   administrative expenses .....     166,660     150,425     325,278     301,506
                                     -------     -------     -------     -------

Operating income ...............      35,901      30,753      66,298      66,235
Interest income ................         777         913       1,465       1,429
Interest expense ...............       1,674       1,826       3,368       3,525
                                     -------     -------     -------     -------

Income before income taxes .....      35,004      29,840      64,395      64,139
Income tax provision ...........      13,827      11,638      25,290      25,015
                                     -------     -------     -------     -------
    Net income .................    $ 21,177    $ 18,202    $ 39,105    $ 39,124
                                    ========    ========    ========    ========


      See accompanying notes to condensed consolidated financial statements.

================================================================================

                                   ANNTAYLOR, INC.
                                   ---------------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                         AUGUST 2, 2003 AND FEBRUARY 1, 2003
                                     (UNAUDITED)


                                                         AUGUST 2,   FEBRUARY 1,
                                                           2003         2003
                                                        ----------    ----------
                       ASSETS                                 (IN THOUSANDS)
Current assets
  Cash and cash equivalents ........................    $  259,594    $  212,821
  Accounts receivable, net .........................        14,830        10,367
  Merchandise inventories ..........................       168,683       185,484
  Prepaid expenses and other current assets ........        51,494        46,599
                                                        ----------    ----------
      Total current assets .........................       494,601       455,271
Property and equipment, net ........................       253,892       247,115
Goodwill, net ......................................       286,579       286,579
Deferred financing costs, net ......................         3,727         4,170
Other assets .......................................        15,492        17,691
                                                        ----------    ----------
      Total assets .................................    $1,054,291    $1,010,826
                                                        ==========    ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable .................................    $   68,842    $   57,058
  Accrued expenses .................................        88,217        94,137
                                                        ----------    ----------
      Total current liabilities ....................       157,059       151,195

Note payable to AnnTaylor Stores Corporation .......       123,386       121,652
Deferred lease costs and other liabilities .........        27,066        23,561


Stockholder's equity
  Common stock, $1.00 par value;
     1,000 shares authorized;
     1 share issued and outstanding ................             1             1
  Additional paid-in capital .......................       412,031       417,568
  Retained earnings ................................       334,748       296,849
                                                        ----------    ----------
      Total stockholder's equity ...................       746,780       714,418
                                                        ----------    ----------
      Total liabilities and stockholder's equity ...    $1,054,291    $1,010,826
                                                        ==========    ==========


       See accompanying notes to condensed consolidated financial statements.


                                       4
================================================================================

                                 ANNTAYLOR, INC.
                                 ---------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                         ----------------------
                                                          AUGUST 2,   AUGUST 3,
                                                            2003        2002
                                                         ---------    ---------
                                                              (IN THOUSANDS)
Operating activities:
  Net income .........................................   $  39,105    $  39,124
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Amortization of deferred compensation ............       1,540        2,167
    Deferred income taxes ............................        (471)       1,340
    Depreciation and amortization ....................      25,640       23,736
    Gain on sale of proprietary credit
      card accounts receivable .......................        --         (2,095)
    Loss on disposal of property and equipment .......         725          347
    Non-cash interest ................................       2,177        2,117
    Changes in assets and liabilities:
      Receivables ....................................      (4,463)      (1,809)
      Merchandise inventories ........................      16,801       10,662
      Prepaid expenses and other current assets ......      (3,791)         115
      Accounts payable and accrued expenses ..........       5,864       18,155
      Other non-current assets and liabilities, net ..       5,070        1,629
                                                         ---------    ---------
  Net cash provided by operating activities ..........      88,197       95,488
                                                         ---------    ---------
Investing activities:
  Purchases of property and equipment ................     (33,141)     (17,572)
  Net proceeds from sale of proprietary credit
      card accounts receivable .......................         ---       57,800
                                                         ---------    ---------
  Net cash provided (used) by investing activities ...     (33,141)      40,228
                                                         ---------    ---------
Financing activities:
  Payments on mortgage ...............................        --         (1,250)
  Payment of financing costs .........................        --            (14)
  Parent company activity ............................      (8,283)      15,963
                                                         ---------    ---------
  Net cash provided (used) by financing activities ...      (8,283)      14,699
                                                         ---------    ---------
Net increase in cash .................................      46,773      150,415
Cash and cash equivalents, beginning of period .......     212,821       30,037
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 259,594    $ 180,452
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest ...........   $   1,133    $   1,260
                                                         =========    =========
  Cash paid during the period for income taxes .......   $  19,239    $   8,234
                                                         =========    =========


  See accompanying notes to condensed consolidated financial statements.

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

    The results of operations for the fiscal 2003 interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

    The February 1, 2003 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of AnnTaylor, Inc. (the "Company").

    Detailed footnote information is not included for the quarters ended August 2, 2003 and August 3, 2002. The financial information set forth herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements contained in its fiscal 2002 Annual Report on Form 10-K.



2.  LONG-TERM DEBT
--  --------------

    The Company had $123,386,000 in long term debt outstanding at August 2, 2003 in the form of a Note Payable to AnnTaylor Stores Corporation.


3.  RECENT ACCOUNTING PRONOUNCEMENTS
--  --------------------------------

      On May 15, 2003 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no impact on the Company's consolidated financial statements for the periods presented. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.


                                       6
================================================================================

                             ANNTAYLOR, INC.
                             ---------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)


3.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--    --------------------------------------------

      On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of SFAS No. 149, and determined that it has had no impact on the Company's consolidated financial statements for the periods presented. The Company will evaluate contracts entered into or modified in future periods and record them in accordance with the provisions of SFAS No. 149.


                                       7
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                           SIX MONTHS ENDED
                                                         ----------------------
                                                         AUGUST 2,    AUGUST 3,
                                                            2003         2002
                                                            ----         ----
Number of Stores:
   Open at beginning of period .........................      584         538
   Opened during period ................................       21          17
   Expanded or remodeled during period* ................        4         ---
   Closed during period ................................        2         ---
   Open at end of period ...............................      603         555
Type of Stores Open at End of Period:
   Ann Taylor stores ...................................      350         344
   Ann Taylor Loft stores ..............................      226         183
   Ann Taylor Factory Stores ...........................       27          28

----------------------------
* Expanded stores are excluded from comparable store sales for the first year following expansion.


SIX MONTHS ENDED AUGUST 2, 2003 COMPARED TO THE SIX MONTHS ENDED AUGUST 3, 2002

    The Company's net sales in the first six months of fiscal 2003 increased to $742,224,000 from $688,535,000 for the same period last year, an increase of $53,689,000 or 7.8 percent. By division, net sales for the first six months of fiscal 2003 were $417,364,000 for Ann Taylor and $259,931,000 for Ann Taylor Loft. Comparable store sales for the first six months of fiscal 2003 decreased 0.5 percent compared to a decrease of 0.1 percent during the same period in fiscal 2002. Comparable store sales by division were down 1.8 percent for Ann Taylor and up 1.7 percent for Ann Taylor Loft. The overall sales increase was primarily the result of an increase in the number of stores open as compared to last year.

    Gross margin as a percentage of net sales decreased to 52.8 percent for the first six months of fiscal 2003 from 53.4 percent during the same period last year. The decrease in gross margin as a percentage of net sales is primarily due to lower full price sales and lower margin on non-full price sales at Ann Taylor.

    Selling, general and administrative expenses as a percent of net sales for the first six months of fiscal 2003 were flat compared to the same period last year, at 43.8 percent of net sales.

================================================================================

    As a result of the foregoing, the Company had operating income of $66,298,000, or 8.9 percent of net sales, in the first six months of fiscal 2003, compared to $66,235,000, or 9.6 percent of net sales, in the first six months of fiscal 2002.

    Interest income was $1,465,000 in the first six months of fiscal 2003, compared to $1,429,000 in the first six months of fiscal 2002.

    Interest expense was $3,368,000 in the first six months of fiscal 2003, compared to $3,525,000 in the first six months of fiscal 2002.

    The income tax provision was $25,290,000, or 39.3 percent of income before taxes, in the first six months of fiscal 2003, compared to $25,015,000, or
39.0 percent of income before taxes, for the same period last year. During the second quarter of fiscal 2003, the Company increased its effective income tax rate from 39 percent to 40 percent to reflect higher state taxes.

    As a result of the foregoing factors, the Company had net income of $39,105,000, or 5.3 percent of net sales, for the first six months of fiscal 2003, compared to net income of $39,124,000, or 5.7 percent of net sales, for the first six months of fiscal 2002.


                                       9
================================================================================

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


                                       10
================================================================================

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

      There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                       11
================================================================================

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

           Exhibit
           Number    Description
           ------    -----------


           31.1      Certification of chief executive officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2      Certification of chief financial officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)    Reports on Form 8-K:

             The following reports on Form 8-K were filed during the quarter covered by this report:

                 DATE OF REPORT     ITEM(S) REPORTED
                 --------------     ----------------
                   5/8/03           Item 7 and Item 12
                   5/14/03          Item 7 and Item 12
                   6/5/03           Item 7 and Item 9
                   7/10/03          Item 7 and Item 9

             The report on Form 8-K dated May 14, 2003 included the Condensed Consolidated Statements of Operations for the quarters ended May 3, 2003 and May 4, 2002 and Condensed Consolidated Balance Sheets at May 3, 2003 and February 1, 2003 of AnnTaylor Stores Corporation.


                                       12
================================================================================

                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ANNTAYLOR, INC.



Date:     September 12, 2003        By:   /s/J. Patrick Spainhour
          ------------------              ----------------------------
                                             J. Patrick Spainhour
                                             Chairman, Chief Executive
                                             Officer




Date:     September 12, 2003        By:   /s/James M. Smith
          ------------------              -----------------------------
                                             James M. Smith
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Treasurer








                                       13
================================================================================

EXHIBIT INDEX
-------------

Exhibit
Number     Description
------     -----------


31.1 Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.